Form 10-K
period 1993-12-31
MANVILLE CORP
filed 1994-03-29
CIK 355473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           [[X]] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________
                         Commission file number 1-8247

                              MANVILLE CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    84-0856796
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

   717 17TH STREET, DENVER, COLORADO                     80202
(Address of principal executive offices)               (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 978-2000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------      -----------------------------------------
Common Stock ($.01 par value)           New York Stock Exchange, Inc.
Cumulative Preference Stock,
 Series B ($1.00 par value)             New York Stock Exchange, Inc.
Warrants for the Purchase of
 Common Stock                           New York Stock Exchange, Inc.
9% Interest Deferred Sinking
 Fund Debentures                        New York Stock Exchange, Inc.
- --------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]    No
   -------    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  [x]    No
   -------    -----

Based solely on the New York Stock Exchange, Inc. closing price as of March 15, 1994, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $225,020,145.

As of March 15, 1994, there were 122,385,436 shares of the registrant's sole class of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

The following documents or portions thereof filed with the Securities and Exchange Commission are incorporated herein by reference:

     The Selected Five-year Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data of the Company's 1993 Annual Report are incorporated by reference into Part II of this report.

     The Company's 1994 proxy statement filed pursuant to Regulation 14A is incorporated by reference into Part III of this report.

                                     (ii)

                         TABLE OF CONTENTS TO FORM 10-K

                                  PART I                         PAGE
                                                                 ----
 ITEM 1.    BUSINESS...........................................     1
            Introduction.......................................     1
            Significant Developments...........................     1
            Major Business Segments............................     2
               Riverwood International Corporation.............     3
               Schuller International, Inc.....................     9
               Corporate Assets................................    14
               Discontinued Operations.........................    14
            Patents............................................    15
            Research...........................................    15
            Environmental and Safety Regulations...............    15
            Employees..........................................    16

 ITEM 2.    PROPERTIES.........................................    17
            Headquarters and Mountain Technical Center.........    17
            Manufacturing Facilities...........................    17
            Mining.............................................    26
            Timber Resources...................................    26

 ITEM 3.    LEGAL PROCEEDINGS..................................    27
            Plan of Reorganization and Related Injunction......    27
            Environmental Proceedings..........................    28
            Other Litigation...................................    29

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS..................................    29

                                    PART II

 ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS...................    29
 ITEM 6.    SELECTED FINANCIAL DATA............................    30
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...............    30
 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........    30
 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE............    30

                                    PART III

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.    30
 ITEM 11.   EXECUTIVE COMPENSATION.............................    30
 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT.............................    30
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....    30

                                    PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K............................   30

  The "Company" when used in this Form 10-K refers to Manville Corporation, incorporated in the State of Delaware in 1981, and including, where applicable, its consolidated subsidiaries. "Manville" refers solely to Manville Corporation, excluding its subsidiaries.

                                     (iii)

                                     PART I

  ITEM 1.  BUSINESS

  INTRODUCTION

  Manville Corporation, an international holding company with two principal operating subsidiaries, Riverwood International Corporation ("Riverwood") and Schuller International, Inc. ("Schuller"), was incorporated in Delaware in 1981 to continue businesses begun by its predecessors in 1858. The Company owns or operates 62 facilities in the United States and eight other countries, approximately 540,000 acres of timberland in the United States and 174,000 acres in Brazil, and one mine.

  Riverwood is an international packaging and paper products company of which Manville owns approximately 81.5% of the outstanding capital stock. The operations of Riverwood and its affiliated companies are organized into three business segments: Coated Board System, Containerboard and U.S. Timberlands/Wood Products.

  Schuller constitutes the Company's fiberglass-based business and includes both the Building Products and Engineered Products business segments. Subsegments comprising the Building Products business segment include building insulation, roofing systems and mechanical insulations. The Engineered Products business segment includes Schuller GmbH, a German subsidiary, and the mats & reinforcements and equipment insulations and filtration products subsegments. Schuller is a wholly-owned subsidiary of Manville.

  In addition to the foregoing, Manville holds an equity interest in platinum and palladium mining operations located in Montana.

  SIGNIFICANT DEVELOPMENTS

  On November 19, 1990, the Company and the Manville Personal Injury Settlement Trust (the "PI Trust") entered into formal agreements with respect to an arrangement (the "Refinancing Arrangement") which, if consummated, would have enhanced the PI Trust's liquidity. Also on November 19, 1990, five asbestos plaintiffs filed a limited fund class action lawsuit (the "Class Action") against the Trustees of the PI Trust in the United States District Courts for the Eastern and Southern Districts of New York (the "Courts"). The Class Action was filed on behalf of all beneficiaries of the PI Trust and seeks to restructure the methods by which the PI Trust administers and pays claims. The Company is not a party to the Class Action. On November 26, 1990, the Company filed a separate motion asking the Courts and the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") to issue orders reaffirming the Injunction issued in connection with the Company's Plan of Reorganization (the "Plan"). The Injunction prohibits any suits against the Company and its subsidiaries for any asbestos-related claim. The Injunction requires that all such claims be made against and administered by the PI Trust or the Manville Property Damage Settlement Trust (the "PD Trust"). Certain provisions of the Refinancing Arrangement were subject to numerous approvals and conditions, including, among other things, a final order approving the Restructuring Settlement.

  The Courts and the Bankruptcy Court entered an order in May 1991, as modified in July 1991 (the "Order"), which, among other things, reaffirmed the Injunction (the "Reaffirmation Order") and approved the settlement of the Class Action (the "Restructuring Settlement"). Thirteen appeals of the Order were filed. The Reaffirmation Order was not challenged in the lower court or on appeal. On February 24, 1992, the Court of Appeals for the Second Circuit (the "Second Circuit") heard the various appeals of the Order.

  On December 4, 1992, the Second Circuit vacated and remanded the Order for further proceedings. The Second Circuit found, among other reasons for remanding the Restructuring Settlement, that the representatives of the class may not have fairly represented the interests of all persons who were made part of the Class Action. The decision of the Second Circuit, as subsequently modified, has become final. As a result, various aspects of the Refinancing Arrangement have terminated. Attempts by the parties to the Class Action to reach a new settlement are continuing. One day of trial of the Class Action was held on March 15, 1994, and in the absence of a settlement, the trial will resume following a conference before the Courts currently scheduled for April 18, 1994.

  On August 25, 1993, Manville and the PI Trust entered into a Bond Prepayment Agreement (the "Agreement") pursuant to which Manville made a partial prepayment of certain of its obligations to the PI Trust under the bonds issued to the PI Trust. The partial prepayment consisted of a cash payment of approximately $150 million and an assignment to the PI Trust of $100 million principal amount of Riverwood's currently outstanding notes held by Manville (the "Notes"), plus accrued interest. Under the terms of the Agreement, the PI Trust was granted certain registration rights with respect to the Notes pursuant to which Riverwood registered the Notes under the Securities Act of 1933, as amended (the "Act"). On October 14, 1993, the PI Trust completed a public secondary sale of the Notes. Neither the Company nor Riverwood received any proceeds from the public offering by the PI Trust.

  Further information concerning the Refinancing Arrangement, the Company's Chapter 11 proceedings consummated in 1988, and related matters, is found in Notes 2 and 4 to Consolidated Financial Statements of the Company's 1993 Annual Report and in this Form 10-K under ITEM 3, LEGAL PROCEEDINGS - Plan of Reorganization and Related Injunction.

  On September 17, 1993, Riverwood completed a private placement of $125 million aggregate principal amount of its 6 3/4% Convertible Subordinated Notes due 2003 (the "Convertible Notes") in transactions exempt from registration under the Act (the "Private Placement"). On November 5, 1993, Riverwood filed a registration statement with respect to the Convertible Notes and the common stock into which the Convertible Notes may be converted. Neither Riverwood nor the Company will receive any proceeds from any sales of the Convertible Notes or such common stock pursuant to the registration statement.

  Concurrent with the completion of the Private Placement on September 17, 1993, Manville purchased 3,448,276 shares of Riverwood's common stock at a price of $14.50 per share, for an aggregate investment of approximately $50 million. Manville now owns approximately 81.5% of Riverwood's outstanding common stock.

  On January 16, 1994, Schuller completed the exchange of its North American residential roofing business for the North American commercial and industrial roofing businesses of Owens-Corning Fiberglas Corp. ("O-C"). As a result of the exchange, Schuller acquired O-C's commercial and industrial roofing plant in Oklahoma City, Oklahoma, and O-C's modified bitumen equipment located in Canada. Schuller will produce Perma Ply-R(R) at its Oklahoma City plant and will market fiberglass roof insulation produced by O-C in Kansas City, Kansas. O-C has acquired Schuller's residential roofing plant facility in Savannah, Georgia and its residential roofing equipment in Waukegan, Illinois.

  On September 15, 1993, Riverwood Energy Resources, Inc., a wholly-owned subsidiary of Manville ("RERI"), completed its sale of all rights, titles and interests in the Petit Zone Unit, Black Lake Field, located in Natchitoches and Winn Parishes, Louisiana, and all facilities related to the Black Lake - Olla Carbon Dioxide Pipeline.

  MAJOR BUSINESS SEGMENTS

  The Company is currently divided into five separate business segments reflecting the Company's major product groups. Financial information on the business segments, including information based on geographic areas, may be found in the Company's 1993 Annual Report. Property descriptions for each business segment may be found under ITEM 2, PROPERTIES.

                      RIVERWOOD INTERNATIONAL CORPORATION

  OPERATING UNITS

  Riverwood consists of three of the Company's business segments: Coated Board System, Containerboard and U.S. Timberlands/Wood Products. The Coated Board System segment includes the production of coated unbleached kraft paperboard ("CUK Board") on three paper machines at Riverwood's West Monroe, Louisiana mill and a recycled paperboard mill in Sweden, beverage and folding carton converting facilities in Australia, Brazil, Europe, the U.K. and the U.S., Riverwood's worldwide packaging machinery operations, and its joint venture operations in Denmark and Japan. In July 1992, in order to increase its U.S. paperboard production capacity, Riverwood purchased substantially all of the assets of Macon Kraft, Inc. (the "Macon Mill"), a manufacturer of linerboard for corrugated box applications located in Macon, Georgia. At the end of 1992, Riverwood began to supplement its production of CUK Board grades through the process of producing a small amount of base stock at the Macon Mill and coating it off-line in West Monroe, Louisiana. The Containerboard segment includes linerboard, bag kraft and corrugating medium produced at two mills in the U.S., linerboard and corrugating medium produced at two mills in Brazil, three corrugated box plants in Brazil and approximately 174,000 acres of owned and leased timberlands in Brazil, used exclusively for wood chip and energy requirements of the paper mills. The U.S. Timberlands/Wood Products business segment includes two U.S. lumber mills, a U.S. plywood plant and approximately 540,000 acres of owned and leased timberland in Arkansas, Louisiana and Texas.

  COATED BOARD SYSTEM

  The principal products of the Coated Board System segment are:

       Beverage Cartons                      Coated Recycled Paperboard
       Coated Unbleached Kraft Paperboard,   Folding Cartons
        including Carrierboard, Cartonboard Packaging Machinery and Pre-Print Linerboard

  Riverwood's Coated Board System segment consists of the manufacture and sale of CUK Board to its own divisions and external customers, the conversion of CUK Board to beverage and folding cartons, and the design and assembly of proprietary packaging machinery. Of Riverwood's three business segments, the Coated Board System segment accounted for approximately 65% of Riverwood's net sales (excluding intersegment sales) and 75% of Riverwood's income from operations (excluding corporate expenses) in 1993.

  Riverwood's Coated Board System strategy is to provide its customers with a system-based packaging solution responsive to their packaging, distribution and promotional needs, and to expand its position as a leader in CUK Board-based paperboard packaging by: (i) continuing to focus on serving the packaging needs of multinational beverage and consumer products companies;
  (ii) further developing Riverwood's international operations where it believes growth opportunities are greatest; and (iii) increasing Riverwood's placement of its proprietary packaging machinery with its customers. As part of the implementation of such strategy, Riverwood has pursued an expansion program that has included the acquisition of the Macon Mill, a paperboard facility in Sweden and converting and/or packaging machinery operations in Australia, Brazil, Europe and the U.S.

  CUK Board is a specialized grade of paperboard representing approximately 4% of total U.S. paperboard tonnage. The primary end uses of CUK Board are as beverage cartons ("carrierboard") for beer and soft drink handling and as folding cartons ("cartonboard") for confectionery, frozen food, dry goods and other consumer products. CUK Board is well-suited as secondary packaging for the beverage and consumer product industries due to its strength, moisture resistance and stiffness. The board surface is desirable for high-quality printing, allowing manufacturers to add high impact logos, pictures and promotional elements to their packages. In addition, the production of CUK Board does not require a bleaching process, thereby eliminating environmental concerns arising in connection with chlorine bleached products.

  The conversion of CUK Board into packaging products begins with rolls of CUK Board which are then cut and printed to customer specifications on multi-color printing presses. In the case of CUK Board used to manufacture a majority of Riverwood's beverage carton products, the CUK Board rolls are fed into printing presses which, in one integrated process, print and cut the CUK Board into beverage cartons to customer specifications. The printed cartons are then shipped to customers' plants where they are placed in packaging machines. The packaging machines then erect the beverage cartons, insert the customers' products and close or seal the package.

  Three trends which have developed over the past decade have increased the demand in the U.S. for beverage carrierboard. First, cans have become a preferred form of primary beverage container packaging due to their ease of transportation, handling and storage. Second, CUK Board has emerged as the preferred form of secondary packaging for cans and bottles as a result of an increase in the size of container multipacks, such as 6-packs growing to 12-packs, 24-packs and even 36-can units. Finally, the use of CUK Board has increased because of the importance of secondary packaging for marketing and promotional purposes. As a result of its physical and promotional attributes, the CUK Board product used by the beverage industry has been a relatively high growth segment of the U.S. paperboard industry over the last decade.

  Riverwood believes that the three trends described above are beginning to develop in Europe, as cans gain wider consumer acceptance, and in Japan, albeit at a slower pace. Riverwood believes that its acquisitions in Europe, its joint venture with the Rengo Company Limited ("Rengo") in Japan and its joint venture with Danapak Holding A/S ("Danapak") in Denmark position Riverwood to benefit from the increasing international usage of carrierboard.

  In July 1992, Riverwood acquired the Macon Mill as part of its efforts to increase its U.S. paperboard production capacity. Riverwood is in the process of converting one of the Macon Mill's linerboard machines to CUK Board production. Riverwood believes that the conversion of one of the two linerboard machines at the Macon Mill is on schedule and on budget. Riverwood has improved the quality of the paperboard produced, as well as the efficiency and level of safety at the Macon Mill since its acquisition.

  At the end of 1992, Riverwood began to supplement its production of CUK Board grades through the process of producing a small amount of base stock at the Macon Mill and coating it off-line in West Monroe, Louisiana. The final conversion of one of the Macon Mill's linerboard machines is scheduled for the second half of 1994. Riverwood's plan is to retrofit the linerboard machine at the Macon Mill with a new coating section during the first half of 1994 for the production of some CUK Board in time for the 1994 beverage season. The machine is anticipated to be fully converted by the end of 1994. Riverwood will then have the flexibility to produce coated beverage carrierboard, folding cartonboard and linerboard on the new three-ply machine. Efficient start-up and production of saleable CUK Board is dependent upon many manufacturing process and engineering factors. During the final phase of conversion, the linerboard machine will be shut down to complete final construction. While Riverwood believes the final phase of the conversion will be completed within a reasonable shut-down period, there can be no assurance that a longer-than-anticipated delay will not be experienced before saleable CUK Board is produced, during which time Riverwood will continue to rely on a single U.S. CUK Board production facility and, therefore, will experience delay in the realization of benefits of full conversion. As originally anticipated, Riverwood continues to estimate that it will take several years of marketing development activities to redirect the full capacity of the converted machine to the beverage carton market. Pending such redirection, excess capacity will be directed into the general folding carton and linerboard markets. The Company believes that it will be able to sell the additional CUK Board output at satisfactory prices. There can be no assurance, however, that the additional output can be sold at current market prices.

  During 1993, Riverwood continued its development of proprietary packaging machines with the development and introduction of four new paperboard packaging systems -- Quikflex(TM), Twin-Stack(TM), Eclipse(TM) and Light-Tite(TM)--to the beverage industry. These systems combine innovative package design with high-speed, reliable packaging machinery. Riverwood believes that the range of packaging systems it offers to its beverage customers is among the broadest available in the industry.

  The Twin-Stack system can insert 12, 18, 24, 30 or 36 cans in two tiers or 9, 12, 15 or 18 cans in a single tier. Can stacking creates a defined package top and bottom with large side and end billboards for maximum point-of-sale impact. The double-stacked design for larger multipacks is compact and easy to carry, and Twin-Stack machines can combine two brands -- such as diet and regular -- in a "variety pack" with a paperboard divider pad that can be printed for use in promotions. The beverage industry's interest in the Twin-Stack packaging system has been favorable. While targeted primarily at the U.S. beverage market, Riverwood has orders or made installations on four continents.

  Riverwood principally markets CUK Board-based packaging products to large multinational brewers, soft drink bottlers and food companies which use printed packaging for retail display, multiple packaging and shipment of their products. Although the beverage carton segment of the paperboard packaging market is an important focus, Riverwood's CUK Board, sold directly to customers and through third party converters, has also found specific applications in the folding carton segment such as frozen and dry food, toy and hardware packaging. Major customers for Riverwood's CUK Board in the folding carton segment of the paperboard packaging market include M&M Mars (a division of Mars, Inc.), Sara Lee Corporation and Unilever N.V. By working directly with customers to develop new packaging applications and integrated solutions, Riverwood is attempting to further penetrate this market.

  U.S. Operations. Riverwood's U.S. CUK Board is produced at its West Monroe, Louisiana mill, which produced approximately 645,000 tons of CUK Board during 1993. Riverwood markets CUK Board under the names Aquakote(R) (carrierboard), Pearlkote(R) (cartonboard) and Krafbrite(R) (pre-print linerboard). In addition to Riverwood's 100% recycled capabilities in Europe described below, Riverwood has increased its U.S. capacity to produce products with recycled fiber. Riverwood has spent approximately $11 million to expand the recycling capacity at the West Monroe facility. The expansion allows Riverwood to increase the post-consumer recycled content of Aquakote(R) carrierboard to 20%. The Macon Mill has the capability of producing certain products with a recycled content of up to 50%.

  In 1993, approximately 39% of Riverwood's overall U.S. CUK Board shipped by its West Monroe, Louisiana mill was used by Riverwood's U.S. converting operations, 48% was sold to other U.S. converters and the balance was sold to international converters, including Riverwood's overseas subsidiaries. Riverwood owns beverage carton plants in Bakersfield, California; West Monroe, Louisiana; Clinton, Mississippi; and Cincinnati, Ohio. Riverwood owns a folding carton plant in Kankakee, Illinois. Riverwood also has a supply arrangement with an unaffiliated beverage carton plant in Lansdowne, Pennsylvania used to service the Northeast.

  Worldwide Packaging Machinery. Riverwood's packaging design and packaging machinery design, manufacturing and administrative sites are located near Smithfield, New South Wales, Australia; Sao Paulo, Brazil; Atlanta, Georgia; Koln, Germany; West Monroe, Louisiana; Crosby, Minnesota; Saddlebrook, New Jersey; Barcelona, Spain; and Bristol, United Kingdom. Riverwood has a substantial number of proprietary packaging machines installed at customer production sites worldwide. Riverwood leases substantially all of its packaging machinery to its customers. The machines are designed to efficiently process the CUK Board produced and converted by Riverwood. In March 1991, Riverwood acquired from Federal Paper Board Company the machinery portfolio and related patents, trademarks and trade names known as Jak-et-Pak(R). The machinery portfolio consisted of machines located in Australia, Europe, Japan and North America. In September 1991, Riverwood acquired Minnesota Automation, Inc., a designer and producer of high-speed packaging machinery and equipment. In August 1992, Riverwood opened the Product Development Center near Atlanta, Georgia, where worldwide packaging solutions, including machinery design, packaging concepts and related packaging systems, are being developed, tested and manufactured. The Product Development Center coordinates worldwide integration of the machinery and carton development. Riverwood has an aggressive program of protecting new machinery and packages by appropriate patents and trademarks filed throughout the world.

  In 1992, Riverwood opened a facility in Koln, Germany, for the purpose of developing products offering engineering solutions for European customers. At this facility, Riverwood designs and develops packaging and related packaging machines and assembles these machines for shipment to CUK Board customers.

  International Operations. Riverwood's international Coated Board System segment includes a mill in Sweden, seven converting plants located in Europe and Australia, and 19 sales offices located in 14 countries, excluding the U.S. All international coated board production facilities have been acquired or formed by Riverwood since 1990 in a program aimed at expanding Riverwood's role in the packaging industry in international markets.

  Riverwood expanded its base of paperboard production with its June 1990 acquisition of Fiskeby Board AB. The 105,000 metric tons per year mill located in Norrkoping, Sweden produces 100% recycled coated paperboard, enabling Riverwood to serve the growing needs of its customer base that requires recycled packaging.

  Riverwood developed its international folding carton converting base through the acquisition of DRG Cartons (now known as Riverwood International Limited ("RIL")), Visypack Pty. Ltd., (now known as Multiboard Packaging Pty. Ltd. ("Multiboard")) and Jorba, S.A. ("Jorba"). These operations provide Riverwood with local converting capacity to serve Australasian, continental European and U.K. markets. RIL is a major beverage and folding carton converter in the U.K. and manufactures cartons primarily for the beverage, frozen food, confectionery and detergent markets. Multiboard has five plants in eastern Australia manufacturing cartons for the food, consumer products and beverage industries. Riverwood Packaging Systems Pty. Ltd., a wholly-owned subsidiary of Riverwood, acquired the assets of Multiboard's packaging machinery division in December 1992. Jorba is a beverage and folding carton packaging supplier in Spain. These facilities provide outlets for paperboard tonnage from the West Monroe and Norrkoping operations.

  In 1991, Riverwood acquired two additional packaging machinery operations. In August, it acquired Syspack, S.A., located in Spain, to complement its European converting operations. Syspack, S.A. was merged with Jorba, effective July 29, 1993. In December, Igaras Papeis e Embalagens Ltda. ("Igaras"), Riverwood's integrated Brazilian paperboard subsidiary, acquired the assets of M.E.A.D. Ltda., a packaging machinery company, which competes in the South American multiple packaging markets. Machine placements in Brazil are currently supported by Riverwood's U.S. CUK Board and converting facilities and its worldwide packaging machinery operations.

  Riverwood has also formed joint venture arrangements with Rengo to market machinery-based packaging systems in Japan. The joint venture arrangements cover paperboard supply and marketing and distribution of packaging systems. Eventually the arrangements will also cover carton converting. In addition, in December 1993, Riverwood entered into a joint venture with Danapak for the purpose of marketing machinery-based packaging systems and cartons in Scandinavia.

  Competition. CUK Board competes with recycled clay-coated newsprint ("CCN") board, solid bleached sulphate ("SBS") board and other box board in the folding carton segment of the paperboard packaging market. In the folding carton segment, cartonboard grades compete based on price and quality as
  measured by strength and printability.   CUK Board has better tear strength
  characteristics than SBS and better tear strength and cross-direction stiffness than CCN. In terms of price and quality, CUK Board is positioned between CCN and SBS. Historically, CUK Board has been priced higher than CCN and lower than SBS. Recently, corrugated material has begun to make some inroads in the beverage carton segment of the paperboard packaging market. Riverwood's Krafbrite(R) product is one of several products used in this corrugated material.

  Riverwood estimates that during 1993 it had approximately 50% of the U.S. carrierboard segment of the paperboard packaging market. In contrast, Riverwood estimates that it has approximately 3% of the folding carton segment of the U.S. paperboard packaging market. There are two major U.S. producers of CUK Board for beverage carton applications -- Riverwood and The Mead Corporation. There are a large number of producers of paperboard for folding carton applications.

  CONTAINERBOARD

  The principal products of the Containerboard segment are:

       Corrugated Boxes               Kraft Linerboard
       Corrugating Medium             Kraft Paper

  The Containerboard segment accounted for approximately 22% of Riverwood's net sales (excluding intersegment sales) and Riverwood had a $32 million loss from operations in 1993, which corresponds to a 24% loss from operations.

  U.S. Operations. In the U.S., Riverwood is a producer of linerboard, corrugating medium and unbleached kraft paper which are commodity paperboard products. Corrugating medium, an unbleached paperboard, is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks. Riverwood has, on an annual basis, approximately 525,000 tons of linerboard capacity at the Macon Mill plus 142,000 tons of medium and 39,000 tons of bag kraft capacity at West Monroe, Louisiana. With 1993 sales of approximately 134,000 tons of medium, Riverwood represented approximately 2% of the U.S. corrugating medium market. With 1993 sales of 37,000 tons of bag kraft, Riverwood accounted for approximately 2% of the U.S. unbleached bag and sack kraft paper market. Riverwood had approximately 2% of the U.S. linerboard market in 1993.

  The acquisition of the Macon Mill increased Riverwood's worldwide production of linerboard from 284,000 tons to 809,000 tons per year. The dedicated linerboard capacity will be reduced by approximately 275,000 tons after the conversion of one of the Macon Mill's two linerboard machines to CUK Board production is completed, which Riverwood anticipates will occur in 1994.

  Brazilian Operations. Riverwood's principal international containerboard operations are conducted through Igaras, an integrated containerboard producer, which was acquired by Riverwood's predecessor companies in 1958. Igaras is Brazil's fourth largest paperboard company, operating two mills and three corrugated box plants and owning and leasing approximately 174,000 acres of timberlands. Igaras' Otacilio Costa mill operates three paper machines and has a production capacity of approximately 284,000 tons per year of kraft linerboard as well as small amounts of coated paper and kraft paper. Its Angatuba mill produces approximately 56,000 tons per year of corrugating medium on one machine. The timberlands are primarily pine plantations, supplying substantially all of the mills' softwood fiber requirements. Igaras also maintains eucalyptus plantations which are used as a source of energy for the mills.

  Igaras' strategy is to focus primarily on the export markets where it had approximately 84% of its 1993 linerboard sales. Riverwood believes that Igaras' competitive strengths include its low fiber costs, which are primarily due to Brazil's accelerated tree growth cycle and planting patterns, and its relatively low labor costs. Brazil's accelerated tree growth cycle results in substantially higher timberland yields than similar U.S. southern pine timberlands.

  The Brazilian currency has experienced devaluations following periods of overvaluation relative to other convertible currencies. Such devaluations and overvaluations may affect the financial condition and results of operations of Igaras. Brazil continues to experience high rates of inflation. In an attempt to control inflation, the Brazilian government, which has recently experienced political changes, has at times instituted policies, such as wage and price controls, which have at times adversely affected Igaras' operating results. Additionally, the Brazilian government has from time to time restricted the remittance of capital abroad. There can be no assurance that the Brazilian government will not institute similar policies or impose such restrictions again in the future.

  Competition. The Containerboard segment operates within a highly fragmented industry structure. Many products within this industry are viewed as commodities and selling prices tend to be cyclical, rising during periods of strong economic activity and declining in periods of economic weakness. Over the past several years, worldwide prices for Containerboard have significantly declined based on weak economic activity, the strengthening of the U.S. dollar and the continued increase in industry capacity.

  U.S. TIMBERLANDS/WOOD PRODUCTS

  The U.S. Timberlands/Wood Products segment accounts for approximately 13% of Riverwood's net sales (excluding intersegment sales) and 49% of Riverwood's income from operations (excluding corporate expenses) in 1993.

  Riverwood owns and leases approximately 540,000 acres of timberland in Arkansas, Louisiana and Texas. In December 1993, Riverwood completed the sale and assignment for cash, of approximately 60,000 acres of non-strategic timberlands located in Louisiana and Texas. In 1972, Riverwood initiated a forestry program to increase the yield from its U.S. southern pine forests. Riverwood expects to complete its transition from natural forests to pine plantations by approximately the year 2001. As Riverwood uses a greater recycled content in its CUK Board, it will become less reliant on its timberland base.
  Riverwood's timberlands supplied approximately 42% of the wood fiber requirements for the West Monroe, Louisiana mill in 1993.

  Riverwood has two sawmills and one plywood plant for manufacturing products from southern pine. Riverwood's lumber products include dimensional lumber and boards, while its plywood products include sheathing and specialty grades. The residual chips from these operations and pulpwood from the forest are shipped to the West Monroe paperboard mill for processing into paper and paperboard.

  MARKETING AND DISTRIBUTION

  Riverwood sells packaging, paperboard and wood products in both industrial and consumer markets. Distribution of board products is primarily accomplished through direct sales offices in Australia, Brazil, Canada, Denmark, France, Germany, Holland, Hong Kong, Italy, Japan, Singapore, Spain, Sweden, the U.K. and in several locations in the U.S. The Containerboard segment sells linerboard and corrugating medium through direct sales offices in Brazil and the U.S. Outside of Brazil and the U.S., linerboard is primarily distributed through independent sales representatives. Lumber and plywood products of the U.S. Timberlands/Wood Products segment are distributed by direct sales to retailers and wholesalers primarily in Southern and Central U.S. markets.

  OCCUPATIONAL HEALTH AND SAFETY ASPECTS OF RIVERWOOD PRODUCTS

  The manufacture of lumber, plywood, pulp, paperboard and paper products and their use may involve the generation of wood dust. Wood dust has been associated with health problems, primarily irritation or allergic reaction of the skin or lungs. European studies have also associated wood dust exposure with a rare form of nasal cancer in some industries. Although these studies showing a link to nasal cancer have primarily been conducted in industries using hard wood, exposure to soft wood is implicated as well. Two of the major industries in which the Company is involved -- paper products and wood products -- use predominantly soft wood.

  On January 19, 1989, the Occupational Safety & Health Administration ("OSHA") published its final rule on Air Contaminants that lowered 212 of OSHA's existing permissible exposure limits ("PELs") for toxic substances and set PELs for 164 new substances which included wood dusts. On July 7, 1992, the Eleventh Circuit Court of Appeals issued a decision stating that the revised air contaminant standard was vacated, and that wood dusts would no longer have specific standards. Riverwood continues to list the more stringent PEL that was established in 1989 of 5 milligrams per cubic meter (mg/M/3/) for an 8-hour exposure, with a limit of 10 mg/M/3/ set for short term exposures not to exceed fifteen minutes for wood dust, all soft and hard woods, except western red cedar, on its material safety data sheets ("MSDS").

  Modifications to the Hazard Communication Standard have been made and went into effect on March 11, 1994, that specifically address wood dust. OSHA is technically amending the rule to clarify that the wood dust is not generally a wood "product," and a MSDS and a label are required. It is the responsibility of the first employer who handles or processes the raw material in such a way that the hazardous chemical is "produced" and released into the work environment.

                          SCHULLER INTERNATIONAL, INC.

  Schuller, and its affiliated companies, include two of the Company's business segments, Building Products and Engineered Products. The Building Products business segment manufactures and sells building and mechanical insulations and roofing systems from 19 manufacturing plants in the U.S. and Canada. The Engineered Products business segment manufactures and sells insulation, reinforcement and filtration products from ten manufacturing plants in the U.S. and three manufacturing plants in Germany.

  BUILDING PRODUCTS

  The principal products of the Building Products business segment are:

       Commercial, Mobile Home and         Industrial Pipe and
         Metal Building Insulation           Block Insulations
       Commercial and Industrial           Pipe and Mechanical Equipment
         Roofing Products and Systems        Insulation and Coverings
       Duct Board, Duct Wrap and Liner     Residential Insulation
         Insulation for Air Duct Systems     for Walls and Attics

  U.S. and Canadian Operations. The Building Products business segment manufactures and sells thermal and acoustical fiberglass insulation products (fiberglass wool) for walls and attics which are used in the construction and retrofitting of residences (including manufactured housing) and commercial, industrial and institutional buildings. These insulation products are typically sold directly to users (applicators, fabricators, contractors and manufacturers) and to distributors (dealers, retailers and wholesalers).

  The majority of the Company's building insulation products are made using patented rotary manufacturing technology at locations in California, Georgia, Kansas and New Jersey, with two support facilities in Arizona and Virginia. A facility in Indiana was closed during 1992, but was reopened in 1993. In addition, Schuller's affiliate, Manville Canada Inc. ("Manville Canada") manufactures residential building insulation in Alberta, Canada.

  The mechanical insulation business of the Building Products business segment manufactures and sells industrial and commercial products used to insulate mechanical piping and equipment, as well as fiberglass air duct systems and thermal acoustical blankets used to wrap and line metal duct systems. Mechanical insulation products are typically sold directly to distributors, contractors and HVAC (heating, ventilating and air conditioning) wholesalers. Production facilities for the mechanical insulation business are located in California, Colorado, Illinois, New Jersey, Ohio and Texas.

  The mechanical insulation business also includes the production of calcium silicate industrial insulations which are used when mechanical strength and the capacity to withstand high temperatures are required, such as in the insulation of petrochemical and power plants. Calcium silicate insulations contain, among other things, trace amounts of crystalline silica. Schuller has labeled its calcium silicate insulations to reflect the International Agency for Research on Cancer ("IARC") finding that crystalline silica is "probably carcinogenic to humans" and has amended its Material Safety Data Sheets ("MSDS") for this product. See the discussion below under Occupational Health and Safety Aspects of Mining and Mineral Group Products.

  Production of fiberglass materials is maintained at an approximately level rate throughout the year. Overall, demand for this segment's products tends to be seasonal, resulting in inventory increases during late winter and spring and decreases during the construction season and the late fall, early winter insulating months. The principal raw materials used to manufacture fiberglass are discussed below. Fiberglass wool has been classified by IARC as a possible cause of cancer in humans. See the discussion below regarding Occupational Health and Safety Aspects of Schuller Products.

  The roofing system business includes commercial and industrial roofing products and systems produced in California, Georgia, Illinois, Maine, Mississippi, Oklahoma and Virginia, and supported by research facilities in Colorado. In addition to selling roofing products and systems, Schuller offers certain guarantees on installed roofing systems. In connection with the exchange of Schuller's North American residential roofing business for the commercial and industrial roofing business of O-C completed January 16, 1994, Schuller has acquired O-C's commercial and industrial roofing plant in Oklahoma City, as well as O-C's modified bitumen equipment in Canada.

  In 1993, the roofing business also included residential roofing products manufactured by Schuller in California, Georgia and Illinois, which served residential markets in the midwest, southeast, west and portions of the northeast region of the country. In connection with the O-C transaction described above, O-C has acquired Schuller's residential roofing plant facility in Savannah, Georgia and its residential roofing equipment in Waukegan, Illinois.

  The principal raw materials used to manufacture roofing products are asphalt and fiberglass mat (manufactured by the Engineered Products business segment).

  Schuller's roofing systems products are sold to dealers, distributors, retailers and roofing contractors. Industrial and commercial, as well as residential roofing products, are make-to-stock businesses. The demand for roofing products is divided between re-roofing existing buildings and new construction. Re-roofing demand is seasonal but relatively stable, while the demand for roofing products for new structures is both seasonal (inventory normally increases during the winter and spring months and decreases during the construction season) and cyclical. Schuller's sales are split approximately 85% to re-roofing and 15% to new construction.

  In December 1988, and January 1989 the Company acquired certain phenolic roofing insulation assets and related technology from Beazer East, Inc. ("Beazer"), the successor to Koppers Company, Inc. The Company exited the phenolic roofing business in February 1992. The Company has learned that phenolic roofing insulation manufactured by the Company may, under certain circumstances, contribute to corrosion of steel decks on which the insulation is installed. The Company estimates that 2,900 metal roof decks are insulated with its phenolic product.

  In 1992 the Company commenced an inspection and sampling program of decks where its phenolic product was installed between 1989 and 1992. During the last two years hundreds of inspections have been conducted and thousands of roof deck samples obtained.

  A small percentage of the deck population inspected or sampled to date exhibited corrosion of sufficient severity to require replacement, remediation, or overlay of some portion of the existing metal decking. In most of these cases only "spot remediation" has been required to address the damage to the roof decks. As of December 31, 1993, the total costs to the Company for inspections and claims sampling totaled approximately $2.5 million and the total costs of remediation were approximately $2.8 million. The exact number of phenolic-related claims the Company may receive is dependent on a number of variables and cannot be determined at this time.

  Based on its experience to date and the information currently available, the Company has recorded an estimated loss of approximately $19.7 millon for anticipated sampling, inspection and remediation costs. It is possible the ultimate loss, which cannot be determined at this time, could exceed this estimate.

  Any determination of the ultimate cost to the Company for phenolic-related deck corrosion must take into consideration insurance which is available to address such claims as well as other sources of indemnification. The Company has substantial insurance which applies to property damage resulting from metal deck corrosion; however, the Company is presently engaged in litigation over the extent of such coverage with its primary insurance carrier. At this time the Company believes it will be successful by verdicts or settlements in its efforts to recover from its insurance carriers the receivable of $7 million recorded in the Company's financial statements at December 31, 1993. The Company's belief that it will be successful in this action is based on its interpretation of the language of the relevant insurance policies and the Company's factual investigation to date. Because of the uncertainties involved in pending litigation, no assurances are possible.

  During 1993 the Company filed a lawsuit against Beazer. The Company seeks recovery from Beazer for all costs and damages incurred as a result of the acquisition of the phenolic business. Additionally, to the extent negligence of others (contractors, architects, manufacturers of other roofing system components) is a contributing factor to roof deck corrosion, the Company may have rights in contribution for recovery of a substantial portion of its costs from such third parties.

  The extent of and ability of the Company to recover costs through insurance, indemnification, contribution, and damage claims beyond the $7 million receivable recorded at December 31, 1993 cannot be quantified at this time. The ultimate amount and timing of the expected payouts for these expenses and corresponding receipt of insurance recoveries cannot be determined. The Company expects to fund any currently unreimbursed costs from cash on hand and cash generated from operations.

  Competition. The principal methods of competition for the Building Products business segment include quality, service, distribution, price and product performance. Schuller believes that its products are competitive in each of these areas. Also, Schuller's regional production system provides a competitive cost and strong service position in the building insulation market in the U.S. and Canada. Based upon available industry statistics, Schuller believes it is one of the top three producers of fiberglass insulation in the U.S. Other large fiberglass and mechanical insulation producers in the U.S. include Owens-Corning Fiberglas Corp. and CertainTeed Corporation. In addition, there are several small fiberglass producers as well as numerous non-fiberglass insulation manufacturers which compete in the same markets. Primary competitors in the roofing system business include GAF Corporation and Tamko.

  ENGINEERED PRODUCTS

  The principal products of the Engineered Products business segment are:

   Acoustical Insulation for          Fine Fibers for Filtration
    Office Partitions                 HVAC Equipment and Appliance Insulation
   Air Filtration Media               Liquid Filtration Cartridges and Tubes
   Aircraft and Aerospace Insulation   Metal Encapsulated Aerospace and
   Automotive Headliners,              Automotive Insulation Products
    Hoodliners, Molded Parts          Roofing Fiber and Mat
    and Uncured Fiberglass            Specialty Fiber and Specialty Mat
    for Molding
   Chopped Strands and Roving
    Products for Fiberglass
    Reinforced Plastics

  U.S. and Foreign Operations. The Engineered Products business segment manufactures and sells fiberglass and other products used generally for insulation, reinforcement and filtration purposes. During 1993, these products were produced by Schuller at ten manufacturing plants in the U.S. (located in California, Indiana, Ohio, Tennessee, Texas and West Virginia) and by its subsidiary Schuller GmbH at three fiberglass manufacturing plants in Germany. In addition, the Engineered Products business segment is supported by research and development facilities located in Colorado, Ohio and Germany.

  The fiberglass insulations produced by Schuller's Engineered Products business segment include products used to insulate aircraft, HVAC equipment, appliances, office partitions, automobiles and space vehicles. These fiberglass insulation products are manufactured to customer specifications using proprietary technology.

  Chopped fiberglass is used by Schuller to produce and reinforce mats for roofing manufacturers including certain roofing products manufactured by the Building Products business segment discussed above. In addition, chopped glass fiber is sold directly to other roofing mat manufacturers and into the gypsum wallboard market. Specialty fibers manufactured by Schuller are used widely in the production of commercial wall coverings to achieve exceptional endurance and safety characteristics. Specialty mats produced from such glass fibers are incorporated into battery separators, carpeting and vinyl flooring, and facers for foam insulation.

  Schuller's reinforcement products include fiberglass chopped strand and roving which are sold to the reinforced plastics industry. These products are used primarily to reinforce resin systems in filament wound, pultruded and compression and injection molded plastic parts. Long term license agreements allow Schuller to use the reinforcement technology of Nippon Electric Glass Co. Ltd., located in Otsu, Japan, in the production of reinforcement products in North America.

  Filtration products include Schuller's fine fiber filtration products which are typically sold to specialty paper manufacturers who convert the glass fibers into a finished specialty paper product for applications in the battery, pharmaceutical and semiconductor industries. Schuller's filter media products are used in air filtration systems for non-residential buildings. In addition, glass fibers are used in liquid filtration applications such as oil and fuel filters.

  The products produced by the Engineered Products business segment are typically sold directly to users (applicators, fabricators, contractors and manufacturers) and to distributors (dealers and wholesalers).

  The principal raw materials used to manufacture fiberglass are aluminous materials, borate minerals, lime, sand and soda ash. Phenol-formaldehyde, urea-formaldehyde and other resins are used to make various fiberglass products.

  Production of engineered products is maintained at an approximately level rate throughout the year. Overall, demand for these products tends to be seasonal, resulting in inventory increases during winter and spring and decreases during the construction season.

  Though the Engineered Products business segment no longer manufactures refractory ceramic fiber ("RCF"), it does continue to use limited amounts of RCF produced by third parties in the processing of certain automotive products. RCF has been classified by IARC as a possible cause of cancer. See the discussion below regarding Occupational Health and Safety Aspects of Schuller Products.

  Competition. The principal methods of competition for the Engineered Products business segment include quality, service, product performance, distribution and price. Schuller believes that its products are competitive in each of these areas. Based upon available industry statistics, Schuller believes it is the largest producer of fiberglass mat in the world. Owens-Corning Fiberglas Corp., PPG Industries, Inc. and CertainTeed Corporation are the Company's principal competitors in the Engineered Products markets. In addition, there are several small companies which compete with Schuller in the filtration media markets.

  OCCUPATIONAL HEALTH AND SAFETY ASPECTS OF SCHULLER PRODUCTS

  Schuller manufactures, processes and sells products which contain chemicals or substances classified by IARC as potential human carcinogens. During IARC's 1987 assessment of man-made vitreous fibers ("MMVF"), fiberglass wool, RCF, and mineral wool were each classified as "possibly carcinogenic to humans." Continuous glass filament (chopped strand) was "not classifiable as to human carcinogenicity."

  From its review of epidemiological studies involving occupational exposure to fiberglass wool, IARC concluded that the evidence of cancer in humans was "inadequate." The evidence from animal studies was viewed as "sufficient." IARC's finding on animal data, however, was based entirely on positive laboratory results achieved through injection or other artificial techniques of exposing animals to fibrous materials. Most scientists, including the World Health Organization, agree that animal studies using natural routes of inhalation are the most appropriate means to assess potential risks to humans. No animal inhalation study of fiberglass wool, including the most recent which was concluded in 1992, has resulted in lung fibrosis, mesothelioma or any significant increase in lung tumors.

  In 1991, the authors of a U.S. epidemiology study of more than 14,000 fiberglass industry workers noted a small, but statistically significant, excess in respiratory cancer deaths. However, after looking at the cumulative evidence of all factors that might support a causal relationship, the researchers concluded that the evidence of an association between exposure to fiberglass wool and respiratory cancer appeared "somewhat weaker" than was the case when that study was reviewed by IARC in 1987 when it was found to be "inadequate."

  As a result of the IARC classification, in 1988, the Company voluntarily labeled its products containing fiberglass wool and mineral wool as possible carcinogens. Since 1991, the OSHA Hazard Communication Standard has required cancer warning labels for all products containing fiberglass wool. Some states also have similar worker or community "right to know" labeling requirements. For purposes of occupational exposure, OSHA continues, however, to regulate all MMVF as inert or nuisance dusts. The Company's hazard communication labels and MSDS for products containing MMVF are current and in compliance with all state and federal regulatory requirements. The language on these labels not only advises of the possible cancer and irritation hazards, but includes proper handling and protective measures to be followed.

  The Company sold most of its RCF operations in 1990. RCF products have been labeled as a possible cause of cancer since 1985. Subsequently, RCF product labels were revised to also warn of the potential hazards associated with exposure to crystalline silica which can be formed after use of RCF products at high temperatures. The Engineered Products business segment continues to use limited amounts of RCF produced by third parties in the processing of certain automotive parts.

  The Company has instituted a comprehensive product stewardship communication program to supply customers and employees with up-to-date information regarding relevant medical and scientific developments. Additionally, since 1988, the Company funded, in conjunction with other companies in the industry, several epidemiological and chronic animal inhalation studies to assess the cancer-causing potential of MMVF.

  Results from these studies are periodically reported to the United States Environmental Protection Agency ("EPA") under the Toxic Substances Control Act ("TSCA") and copies of such submissions regarding MMVF may be obtained from the EPA by writing to Freedom of Information Act Officer, Environmental Protection Agency, Room A101, 401 M Street, S.W., Washington, DC 20460. Copies of the Company's brochure, "Health and Safety Aspects of Fibrous Glass," may be obtained by writing to Manville Corporation, Product Information Center, P.O. Box 5108, Denver, CO 80217-5108.

  The Company is continuing to assess the potential health aspects of MMVF. Based upon its analysis to date, the Company does not believe that the IARC classification or the action taken by federal and state regulatory agencies will have a material adverse effect on the Company.

                                CORPORATE ASSETS
  CORPORATE ASSETS

  The Company's equity interest in platinum and palladium mining operations is more fully described under ITEM 2, PROPERTIES. Platinum Group Metals Mining Claims were previously included in the Mining and Minerals Group business segment but are now classified as a corporate asset. In April 1990, the Company announced the possible sale of this property but determined in 1991 to no longer actively solicit bids due to unfavorable market conditions for precious metals.

  In March 1993, JACP, Inc., now known as IACP, Inc., a wholly-owned subsidiary of the Company, and Jet Holding Corp. ("Jet"), a subsidiary of Jet Composites Corp., formed a Delaware general partnership (the "Partnership") to continue the Company's business of producing automotive acoustical parts. During the fourth quarter of 1993, the Partnership was reorganized. In October, Pres Glas Holding Corporation, a Michigan corporation ("Pres Glas"), joined the Partnership and in November, Jet's interest in the Partnership was redeemed by the Partnership. As a result, IACP, Inc. now has an 86% interest in the Partnership and acts as its managing general partner and Pres Glas owns a 14% interest in the Partnership.

  DISCONTINUED OPERATIONS

  Prior to the divestiture in July 1991 of the Company's U.S. and foreign filtration and industrial minerals businesses, known as Celite Corporation, the Company produced the following products under its Mining and Minerals Group business segment.

       Diatomite Filter Aids and      Perlite Ore and
        Filler Materials               Filter Aids

  Schuller still utilizes perlite in its business.

  OCCUPATIONAL HEALTH AND SAFETY ASPECTS OF MINING AND MINERALS GROUP PRODUCTS

  Crystalline silica is one of the earth's most abundant minerals, appearing in such forms as quartz, sandstone and sand. Sand and gravel compose perhaps the largest commercial use of crystalline silica. Some of the Company's current products contain small amounts of amorphous or crystalline silica. Historically, however, the filter aids and filler materials manufactured by Celite Corporation represented the Company's principal silica-containing products.

  In 1988, IARC published its evaluation of the carcinogenic risk of silica and silicates. Crystalline silica was classified as a substance "probably carcinogenic to humans" based on IARC's assessment that the evidence was "sufficient" with respect to laboratory animal studies and "limited" as to humans. The evidence for amorphous silica in both animal and human studies was determined to be "inadequate." As a result, IARC determined amorphous silica to be "not classifiable in humans."

  In 1992, the authors of a University of Washington mortality study of 1,700 current and former diatomaceous earth ("DE") workers reported statistically significant increases of lung cancer and non-malignant respiratory disease among the population studied -- particularly among those workers whose exposure occurred before the 1950's. The Company continues to be involved in this research program.

  Beginning in the 1950's, the Company's DE product labels warned of a potential silicosis risk involved in the use of those products. In response to the 1988 IARC action, the Company modified the labels on its DE and other silica-containing products to conform to the IARC classification. Product MSDS were also revised to reflect the IARC evaluation. Additionally, the Company implemented a customer and employee communications program regarding IARC's conclusions pertaining to crystalline silica through the distribution of MSDS and other related materials.

  In 1988, the Company instituted a DE indemnification program under which the Company agreed to indemnify its customers if bodily injury claims are filed against the customer alleging disease as a result of exposure to DE produced by the Company. Under the terms of the indemnity, the Company is only responsible for that portion of the claim that arises out of exposure to the Company DE. The indemnification excludes claims arising under workers' compensation, claims for consequential and punitive damages, and claims which result from negligence, misuse or intentional acts of the customer.

  Copies of the Company's brochure, "Health and Safety Aspects of Diatomaceous Earth," may be obtained by writing to Manville Corporation, Product Information Center, P.O. Box 5108, Denver, CO 80217-5108.

  Based upon its analysis to date, the Company does not believe that the IARC classification or other subsequent events discussed above will have a material adverse effect on the Company.

  PATENTS

  The Company presently owns, controls or holds licenses to approximately 3,000 U.S. and foreign patents and patent applications.

  RESEARCH

  The Company spent approximately $31.3 million in 1993, $34.0 million in 1992 and $33.7 million in 1991 on Company-sponsored research activities, excluding engineering and exploration, related to the development and improvement of its products and services.

  ENVIRONMENTAL AND SAFETY REGULATIONS

  All of the Company's domestic operations are subject to a variety of federal, state and local environmental laws and regulations. The most significant of the federal laws are the Clean Air Act, the Clean Water Act, TSCA, the Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and the Emergency Planning and Community Right-to-Know Act ("EPCRA"), in each case including the regulations promulgated thereunder, all of which are administered by the EPA or various states. These laws and regulations establish potential liability for costs incurred in cleaning up waste sites and impose limitations on atmospheric emissions, discharges to navigable waters and disposal of wastes. In addition, certain state and local jurisdictions have adopted equivalent or more stringent regulations, or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies. These laws and regulations affect the Company because they impose limitations on atmospheric emissions, discharges to navigable waters and disposition of wastes; control the use, storage and disposal of hazardous substances; require public disclosure regarding the presence on manufacturing sites of certain substances and of the nature of certain such emissions; and establish potential liability for costs incurred in cleaning up waste sites.

  The Company's plants and certain products which it ships into commerce are subject to OSHA's Hazard Communication Standard. Several states have also enacted and adopted "right to know" laws and regulations which require notice to workers, as well as to the general public, of the hazards associated with chemicals in the workplace.

  In 1990, amendments to the Clean Air Act required the EPA to issue regulations limiting the emission of certain hazardous air pollutants. Until these regulations are promulgated, the Company cannot determine how and when the Clean Air Act will affect its operations. The Company does not believe the new Clean Air Act glass fiber manufacturing regulations will be issued before 1997. The Company believes that the anticipated regulations will require the Company to reduce air emissions from its manufacturing processes. The Company currently believes that compliance with the regulations under the Clean Air Act will not have a material adverse effect on the Company's operations, financial condition or liquidity.

  In addition, the EPA has issued new proposed regulations for the pulp and paper industry (the "Proposed Regulations"). It is expected that the earliest time for industry compliance with the Proposed Regulations should not be prior to the first quarter of 1999. The Company estimates that capital spending that may be required to comply with the Proposed Regulations could reach between $20 million and $40 million to be spent over a three year period beginning in 1996.

  The Company has on-going programs to ensure its compliance with existing environmental laws and regulations and to anticipate and design programs necessary to manage the impacts of future environmental regulations. The Company believes that it is in substantial compliance with all applicable environmental and occupational health laws and regulations. The Company also believes it has all permits and other governmental authorizations to carry on all activities related to the business.

  Compliance with the specific laws and regulations referenced above and others have resulted in certain expenditures by the Company, including those necessary to improve or replace environmental quality control equipment, to secure federal and state permits for expansion of existing facilities and construction of new facilities, and to study and remediate certain waste disposal sites. The exact nature of environmental control and safety compliance issues which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of the standards being promulgated by federal, state and local authorities. For a discussion of legal proceedings related to environmental matters and activities see ITEM 3, LEGAL PROCEEDINGS.

  EMPLOYEES

  During 1993, the Company employed approximately 16,000 persons worldwide, of which approximately 9,200 were covered by collective bargaining agreements.

  ITEM 2.  PROPERTIES

  HEADQUARTERS AND MOUNTAIN TECHNICAL CENTER

  Manville and Schuller are headquartered in approximately 252,000 square feet of leased space at Manville Plaza, a downtown Denver, Colorado office building. Mountain Technical Center, Schuller's primary research and development facility, consists of 308,000 square feet of floor space located in Littleton, Colorado. Riverwood is headquartered and leases approximately 75,000 square feet of office space in Atlanta, Georgia.

  MANUFACTURING FACILITIES

  A listing of the major plants and properties owned, leased and operated by the Company's principal operating subsidiaries is set forth below. Additional information on the Company's mining operations is provided in the subsection following the description of manufacturing facilities. Substantially all of the buildings are adequate and suitable for the business of the Company, have been well maintained and are in sound operating condition and regular use.
  The Company's pulp and paper mill and related facilities located near West Monroe, Louisiana are subject to aggregate mortgage loans of approximately $195 million. In addition, the Company's Macon Mill is subject to mortgage loans aggregating approximately $179 million.

  The Company leases certain facilities, warehouses and office space throughout the U.S. and in foreign countries. Except for the Lakewood, Colorado; Jacksonville, Florida; Marietta, Georgia; Elkhart, Indiana; Clinton, Mississippi (underlying real estate only); Saddlebrook, New Jersey; and Ennis, Texas facilities, which are controlled under leases, all of the following facilities are owned in fee. A portion of the Company's facility at Laurinburg, North Carolina was leased to Railroad Friction Products Corporation ("RFPC") when the Company divested its interest in RFPC.

                                                  APPROX.
                                                  NO. OF
                                                 SQ. FEET
                                                 OF FLOOR                                PRODUCTS MANUFACTURED
LOCATION AND NATURE OF PROPERTY                    SPACE       BUSINESS SEGMENT          OR USE OF FACILITY
- ----------------------------------------------------------------------------------------------------------------------
(I)  UNITED STATES AND CANADA

     INNISFAIL, ALBERTA
1 one-story manufacturing and warehouse            275,500     Building Products         Commercial, mobile home,
building; 1 two-story office building;                                                   metal building, and
1 one-story warehouse building; 8 silos                                                  residential insulation.

     HUTTIG, AR
8 one-story manufacturing buildings with           520,000     U.S. Timberlands/         Lumber.
offices; 1 one-story office building                           Wood Products

     TUCSON, AZ
1 one-story manufacturing and office                50,000     Engineered and            Support facility for building
building                                                       Building                  insulation and mats and
                                                               Products                  reinforcements.
     BAKERSFIELD, CA
1 one-story manufacturing and office               230,000     Coated Board System       Beverage and folding
building; 1 one-story office building                                                    cartons.

                                                  APPROX.
                                                  NO. OF
                                                 SQ. FEET
                                                 OF FLOOR                                PRODUCTS MANUFACTURED
LOCATION AND NATURE OF PROPERTY                    SPACE       BUSINESS SEGMENT            OR USE OF FACILITY
- ------------------------------------------------------------------------------------------------------------------------
     CORONA, CA
1 multi-story manufacturing, office and            396,000     Engineered Products       Aerospace insulation;
warehouse building; 1 two-story service                                                  insulation for original
building                                                                                 equipment manufacturers; pipe
                                                                                         insulation; duct wrap and liner
                                                                                         insulation for air duct systems;
                                                                                         replaceable filter tubes.


     PITTSBURG, CA
2 one-story manufacturing buildings;               303,100     Building Products         Commercial and industrial
1 two-story office building with attached                                                roofing products and
one-story warehouse; 3 one-story                                                         systems; residential roofing
warehouses                                                                               products.

     WILLOWS, CA
1 one-story manufacturing building and             593,800     Building Products         Commercial, mobile home,
warehouse; 1 one-story office building;                                                  metal building, and
storage silos                                                                            residential insulation.

     LAKEWOOD, CO
1 one-story manufacturing building with             25,000     Building Products         Pipe and structural
offices                                                                                  coverings.

     JACKSONVILLE, FL
1 one-story manufacturing building                  50,000     Containerboard            Laminated slip sheets.

     MACON, GA
1 multi-story manufacturing building;              700,000     Coated Board System/      Kraft linerboard; and kraft
4 one-story office buildings; other                            Containerboard            specialty boards.
miscellaneous buildings

     MARIETTA, GA
2 one-story buildings; 1 one-story                 133,877     Coated Board System       Product development
manufacturing building                                                                   center; packaging
                                                                                         machinery.
     SAVANNAH, GA
2 one-story manufacturing buildings;               309,801     Building Products         Commercial and industrial
1 one-story boiler house; 1 one-story                                                    roofing products and
office building; 3 one-story warehouses;                                                 systems; residential roofing
1 one-story maintenance facility                                                         products (sold 1/94).
1 one-story operations building;
1 concrete slab utilized as storage facility

     WINDER, GA
1 one-story manufacturing, office, storage         610,000     Building Products         Commercial, mobile home
silos and warehouse building                                                             and metal building, and
                                                                                         residential insulation; liner
                                                                                         insulation for air duct
                                                                                         systems.

                                                  APPROX.
                                                  NO. OF
                                                 SQ. FEET
                                                 OF FLOOR                                PRODUCTS MANUFACTURED
LOCATION AND NATURE OF PROPERTY                    SPACE       BUSINESS SEGMENT          OR USE OF FACILITY
- ------------------------------------------------------------------------------------------------------------------------

     KANKAKEE, IL
1 one-story manufacturing and office              172,856      Coated Board System       Beverage and folding
building                                                                                 cartons.

     ROCKDALE, IL
1 one-story manufacturing, office and             389,600      Building Products         Commercial and industrial
warehouse building                                                                       roofing products and
                                                                                         systems.
     WAUKEGAN, IL
2 one-story manufacturing buildings;            1,900,000      Building Products         Calcium silicate insulations
1 one-story office building; 9 one-story                                                 and accessories;
warehouses; 1 steam generating plant                                                     commercial and industrial
                                                                                         roofing products and
                                                                                         systems; residential roofing
                                                                                         products.
     BLUFFTON, IN
1 one-story manufacturing and office              392,850      Engineered Products       Automotive headliners,
building                                                                                 hoodliners, and molded
                                                                                         parts.
     ELKHART, IN
1 one-story manufacturing building                132,000      Engineered Products       High temperature insulation
                                                                                         systems for aerospace,
                                                                                         industrial and automotive
                                                                                         markets.
     GREENFIELD, IN
1 one-story office and manufacturing               60,900      Engineered Products       Thermal and acoustical
building                                                                                 fiberglass insulation
                                                                                         components for off-the-
                                                                                         road machinery;
                                                                                         automotive hoodliners;
                                                                                         miscellaneous fiberglass
                                                                                         insulated products.
     RICHMOND, IN
1 multi-story manufacturing building;             505,440      Building Products         Climate Pro(tm) blowing wool
miscellaneous office buildings and                                                       production facility;
warehouses                                                                               distribution warehouse;
                                                                                         fiberglass process
                                                                                         development center.
     MCPHERSON, KS
1 multi-story manufacturing and                   650,000      Building Products         Commercial, mobile home,
warehouse building; 1 one-story office                                                   metal building, and
building; storage silos                                                                  residential insulation;
                                                                                         fabrication department for
                                                                                         laminated roll and board
                                                                                         insulation; insulation for
                                                                                         original equipment
                                                                                         manufacturers.

                                                  APPROX.
                                                  NO. OF
                                                 SQ. FEET
                                                 OF FLOOR                                PRODUCTS MANUFACTURED
LOCATION AND NATURE OF PROPERTY                    SPACE       BUSINESS SEGMENT          OR USE OF FACILITY
- ------------------------------------------------------------------------------------------------------------------------
     JOYCE, LA
10 one-story manufacturing buildings;            583,000       U.S. Timberlands/         Lumber; plywood.
2 one-story office buildings; other                            Wood Products
miscellaneous buildings

     WEST MONROE, LA
1 multi-story manufacturing building;          2,156,000       Coated Board System/      Beverage cartons; clay
4 one-story manufacturing buildings;                           Containerboard            coated unbleached kraft
1 two-story office building; 2 one-story                                                 carrierboard, cartonboard
office buildings; 1 one-story research                                                   and pre-print linerboard;
facility; other miscellaneous buildings                                                  corrugating medium;
                                                                                         folding cartons; kraft
                                                                                         paper; uncoated
                                                                                         paperboard.

     LEWISTON, ME
1 one-story manufacturing, office and             36,200       Building Products         Commercial and industrial
warehouse building                                                                       roofing products and
                                                                                         systems.
     CROSBY, MN
1 one-story office building; 1 two-story         188,200       Coated Board System       Packaging machinery.
manufacturing building; 2 one-story
manufacturing buildings

     CLINTON, MS
1 one-story manufacturing and office             203,000       Coated Board System       Beverage and folding
building; 1 warehouse                                                                    cartons.

     NATCHEZ, MS
2 one-story manufacturing buildings;             534,670       Building Products         Commercial and industrial
1 one-story office building; 2 one-story                                                 roofing products and
warehouses; boiler house                                                                 systems.

     EDISON, NJ
1 one-story manufacturing, office and             86,540       Building Products         Pipe insulation fitting
warehouse building                                                                       covers and jackets.

     PENBRYN, NJ
1 multi-story manufacturing, office and          633,700       Building Products         Commercial, mobile home,
warehouse building; silo storage buildings                                               metal building and
                                                                                         residential insulation.
     SADDLEBROOK, NJ
1 one-story office, warehouse and                 17,978       Coated Board System       Packaging machinery.
machine shop building

     CINCINNATI, OH
1 one-story manufacturing and warehouse          283,000       Coated Board System       Beverage and folding
building; 1 one-story office building                                                    cartons.

                                                  APPROX.
                                                  NO. OF
                                                 SQ. FEET
                                                 OF FLOOR                                PRODUCTS MANUFACTURED
LOCATION AND NATURE OF PROPERTY                    SPACE       BUSINESS SEGMENT            OR USE OF FACILITY
- ------------------------------------------------------------------------------------------------------------------------
     DEFIANCE, OH
3 one-story manufacturing buildings;             1,027,000     Engineered and            Automotive uncured
2 one-story warehouses; 2 three-story                          Building                  fiberglass for molding;
warehouses; 3 two-story office buildings;                      Products                  insulation for original
2 one-story office buildings; 1 one-story                                                equipment manufacturing;
maintenance building; several                                                            pipe insulation; duct board,
miscellaneous buildings                                                                  duct wrap and liner
                                                                                         insulation for air duct
                                                                                         systems; glass marbles;
                                                                                         replaceable filter cartridges
                                                                                         and tubes.
     WATERVILLE, OH
1 two-story manufacturing building with            760,000     Engineered Products       Aerospace insulation;
attached one-story warehouse; 1 batch                                                    chopped strand and roving
storage building and silos; 1 water                                                      products; roofing fiber and
treatment building; 1 one-story scrap                                                    mat; sliver and yarn;
glass reclamation building; 1 furnace                                                    specialty fiber; specialty
abatement facility; 1 gas meter building;                                                mat; fine fibers for
25 one-story laboratory, manufacturing,                                                  filtration.
office and warehouse buildings; other
miscellaneous buildings

     OKLAHOMA CITY, OK
1 multi-story manufacturing building with          134,000     Building Products         Commercial and industrial
attached warehouse                                                                       roofing products and
                                                                                         systems.
     ETOWAH, TN
1 multi-story manufacturing building with          361,980     Engineered Products       Roofing fiber and mat.
attached one-story office building;
1 one-story scrap glass reclamation
building; several miscellaneous buildings

     MEMPHIS, TN
1 one-story warehouse building                     162,410     Coated Board System       Warehouse facility for
                                                                                         paperboard, beverage and
                                                                                         folding cartons.
     CLEBURNE, TX
1 multi-story manufacturing, office and            434,158     Engineered and            Duct board, duct wrap and
warehouse building; 1 mixing building                          Building                  liner insulation for air duct
with silo storage                                              Products                  systems; insulation for
                                                                                         original equipment
                                                                                         manufacturing; glass
                                                                                         marbles.
     ENNIS, TX
1 one-story manufacturing building                  85,000     Engineered Products       Roofing mat.

                                                  APPROX.
                                                  NO. OF
                                                 SQ. FEET
                                                 OF FLOOR                                PRODUCTS MANUFACTURED
LOCATION AND NATURE OF PROPERTY                    SPACE       BUSINESS SEGMENT            OR USE OF FACILITY
- ------------------------------------------------------------------------------------------------------------------------
     FT. WORTH, TX
1 one-story manufacturing building;                106,580     Building Products         Distribution Center and
4 warehouses; 1 office building; 1 boiler                                                Sales Office
house; 2 storage buildings; miscellaneous                                                (manufacturing facility
buildings                                                                                closed 2/94).

     EDINBURG, VA
1 one-story manufacturing, office and              328,000     Building Products         Commercial and industrial
warehouse building                                                                       roofing products and
                                                                                         systems.
     RICHMOND, VA
1 one-story manufacturing building with             88,000     Building Products         Laminated and coated
attached two-story office building                                                       facings for use on
                                                                                         fiberglass products.
     PARKERSBURG, WV
1 two-story office and storage building;           430,000     Engineered Products       Aerospace insulation;
1 two-story warehouse; 4 one-story                                                       automotive headliners,
manufacturing buildings; 1 one-story                                                     molded parts and uncured
warehouse; 1 batch mixing building with                                                  fiberglass for molding;
storage silos                                                                            filtration media.

                                                  APPROX.
                                                  NO. OF
                                                 SQ. FEET
                                                 OF FLOOR                                PRODUCTS MANUFACTURED
LOCATION AND NATURE OF PROPERTY                    SPACE       BUSINESS SEGMENT            OR USE OF FACILITY
- ------------------------------------------------------------------------------------------------------------------------
     (II) INTERNATIONAL

     DANDENONG, VICTORIA, AUSTRALIA
1 one-story manufacturing and warehouse          59,000        Coated Board System       Beverage and folding
building with attached two-story office                                                  cartons.
building

     MARSDEN, QUEENSLAND, AUSTRALIA
1 one-story manufacturing, warehouse             55,952        Coated Board System       Beverage and folding
and office building                                                                      cartons.

     RESERVOIR, VICTORIA, AUSTRALIA
1 one-story manufacturing, warehouse            105,000        Coated Board System       Beverage and folding
and office building; 1 one-story                                                         cartons; litho laminated
warehouse and engineer shop;                                                             products; material storage.
1 one-story warehouse

     SMITHFIELD, NEW SOUTH
       WALES, AUSTRALIA
1 one-story manufacturing, warehouse            230,460        Coated Board System       Beverage and folding
and office building; 1 one-story ink store;                                              cartons; litho laminated
1 one-story warehouse building;                                                          products; flexibles and
1 one-story work shop with attached                                                      gravure printing;
two-story office building                                                                equipment storage;
                                                                                         packaging systems.
     WOODVILLE NORTH, SOUTH
      AUSTRALIA, AUSTRALIA
1 one-story manufacturing, warehouse             70,586        Coated Board System       Beverage, folding and litho
and office building; 1 one-story                                                         laminated cartons.
warehouse building

     OTACILIO COSTA, STATE OF
       SANTA CATARINA, BRAZIL
5 multi-story manufacturing buildings;          410,000        Containerboard            Clay coated and
1 one-story office building; miscellaneous                                               unbleached kraft
office and support facilities                                                            paperboard; kraft
                                                                                         linerboard.
     ANGATUBA, STATE OF
       SAO PAULO, BRAZIL
1 manufacturing building; 1 office building     110,000        Containerboard            Corrugating medium; test
                                                                                         linerboard.
     JUNDIAI, STATE OF
       SAO PAULO, BRAZIL
2 one-story manufacturing buildings with        178,000        Containerboard            Corrugated containers.
offices

     OSASCO, STATE OF
       SAO PAULO, BRAZIL
1 warehouse and assembly building                 5,000        Coated Board System       Multiple packaging
                                                                                         systems.

<COLUMN>
                                                  APPROX.
                                                  NO. OF
                                                 SQ. FEET
                                                 OF FLOOR                                PRODUCTS MANUFACTURED
LOCATION AND NATURE OF PROPERTY                    SPACE       BUSINESS SEGMENT            OR USE OF FACILITY
- ------------------------------------------------------------------------------------------------------------------------
     ITAJAI, STATE OF SANTA
       CATARINA, BRAZIL
1 one-story manufacturing and office             86,000        Containerboard            Corrugated containers.
building

     SAO MIGUEL PAULISTA, STATE OF
       SAO PAULO, BRAZIL
1 manufacturing building with offices           197,000        Containerboard            Corrugated containers.

     SAO PAULO, STATE OF
       SAO PAULO, BRAZIL
1 six-story office building                      44,058        Containerboard            Brazilian corporate office.

     KARLSTEIN (MAIN),
       BAVARIA, GERMANY
1 one-story manufacturing building;              62,100        Engineered Products       Roofing and specialty mat.
1 one-story warehouse

     KOLN, GERMANY
1 two-story building; 1 one-story research       14,854        Coated Board System       Research and development
and manufacturing building                                                               center; packaging
                                                                                         machinery; engineering
                                                                                         design; fabrication.
     STEINACH, THURINGEN, GERMANY
3 multi-story manufacturing buildings;          501,800        Engineered Products       Fiberglass mats for roofing;
4 multi-story office buildings; 1 one-story                                              binder-free insulation mats.
manufacturing building with warehouse

     WERTHEIM (MAIN), BADEN-
       WUERTTEMBERG, GERMANY
4 multi-story office buildings;                 741,700        Engineered Products       Roofing and specialty mat;
12 one-story manufacturing buildings;                                                    specialty fiber; engineering
1 multi-story warehouse; 9 one-story                                                     services.
warehouses; several miscellaneous
buildings

     IGUALADA, CATALONIA, SPAIN
1 one-story manufacturing building;              12,000        Coated Board System       Packaging machinery;
1 two-story office building                                                              engineering design;
                                                                                         fabrication.
     IGUALADA, CATALONIA, SPAIN
1 one-story manufacturing, office and           131,320        Coated Board System       Beverage and folding
warehouse building                                                                       cartons.

                                                  APPROX.
                                                  NO. OF
                                                 SQ. FEET
                                                 OF FLOOR                                PRODUCTS MANUFACTURED
LOCATION AND NATURE OF PROPERTY                    SPACE       BUSINESS SEGMENT            OR USE OF FACILITY
- ------------------------------------------------------------------------------------------------------------------------
     NORRKOPING, SWEDEN
1 one-story manufacturing building with       417,488          Coated Board System       Paperboard and
attached two-story office building;                                                      coated
1 office/workshop building; 1 boiler                                                     paperboard based on
house; 2 storage buildings; miscellaneous                                                recycled paper.
buildings

     BRISTOL, AVON, UNITED KINGDOM
1 manufacturing and office building           428,000          Coated Board System       Beverage and folding
                                                                                         cartons.

  MINING

  Platinum Group Metals Mining Claims. In 1984, Manville, Chevron U.S.A., Inc. ("Chevron") and Anaconda Minerals Company ("Anaconda") entered into a three-way venture known as Stillwater Mining Company. In late 1988, Manville and Chevron purchased the remaining one-third interest in the Stillwater Complex from LAC Mineral Exploration (Texas), Inc. (which had purchased it from Anaconda in 1986), and, as a result, Manville and Chevron each held one-half interest in the Stillwater Mining Company Venture. During 1993, Manville and Chevron reorganized the Stillwater Mining Company and Stillwater PGM Resources partnerships. The assets of the two partnerships were transferred into a new corporation, Stillwater Mining Company ("SMC"). The shares of SMC are held by Manville and Chevron, each owning one-half of the shares. In addition, Manville transferred to SMC its interest in most of the patented and unpatented mining claims along the approximate 28 mile mineralized zone in the Stillwater Complex in Park, Stillwater and Sweetgrass counties in Montana. In exchange for the transfer, SMC conveyed to Manville a 5% net profits interest in most of the claims.

  SMC currently operates at a mining and milling rate of 1,000 tons per day. SMC has obtained final approval from federal and state authorities to expand its capacity to 2,000 tons per day. The Company is not able to state when or under what conditions this expansion will commence.

  Platinum group metals, which consist of iridium, osmium, palladium, platinum, rhodium and ruthenium, are among the scarcest of metallic elements and are used in the electrical and electronics industries, petroleum refining, the production of catalytic exhaust systems, and for many other manufacturing operations and uses.

  The independent minerals industry consulting firm of Behre Dolbear & Company, Inc. of New York, New York has calculated the ore reserves, as of July 1, 1993, of the Stillwater Complex at 22,573,000 tons of proven and probable mining reserves. Such reserves have an average grade of 0.78 ounces of platinum and palladium per ton, containing approximately 17,658,000 troy ounces of platinum and palladium (at about 3.5 parts of palladium per 1 part of platinum). These tonnage, grade and metal content estimates do not reflect losses due to processing.

  In April 1990, the Company announced the possibility of the sale of its equity interest in its Stillwater mining operations. Due to unfavorable conditions in the precious metals markets, the Company suspended active solicitation of bids for this property in 1991.

  TIMBER RESOURCES

  Riverwood owns approximately 534,000 acres of timberland in Arkansas, Louisiana and Texas which it manages as a raw material base for its domestic paper and wood products operations. Riverwood operates its southern pine forests on a sustained yield basis. In 1972, Riverwood initiated a forestry program to increase the yield from its domestic pine forests. For 1993, this program involved approximately 18,000 acres. As a result of this program, it is expected that the cubic foot volume growth of Riverwood's pine timberlands will more than double during a 30-year cycle. Riverwood also holds long-term leases to approximately 6,000 acres of timberland in Louisiana and Texas.

  Riverwood's Brazilian operations own or control under long-term leases approximately 144,000 acres of land in the State of Santa Catarina, Brazil, and 30,000 acres of land in the State of Sao Paulo, Brazil. This timberland, which is located approximately 2,200 miles south of the Brazilian rain forest, is capable of supplying substantially all of the pulpwood requirements of Riverwood's Brazilian paper mills based on current consumption levels.

  ITEM 3.  LEGAL PROCEEDINGS

  The Company has provided detailed disclosures on its reorganization proceedings, asbestos-health and asbestos property damage claims and other material litigation in its earlier reports filed with the Securities and Exchange Commission. Parties interested in obtaining the earlier reports may contact the Company in care of Investor Relations, Manville Corporation, P.O. Box 5108, Denver, CO 80217-5108, specifying the information desired. In addition, the description below of the Company's Second Amended and Restated Plan of Reorganization (the "Plan"), as modified, which was re-filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1992, is qualified in its entirety by reference to the Plan. Copies of the Plan are also available from the Company upon request.

  PLAN OF REORGANIZATION AND RELATED INJUNCTION

  In 1982, Manville and its principal U.S. and Canadian subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The filings were precipitated by contingent liabilities resulting from litigation arising out of the Company's previous asbestos-related business operations. A separate Plan of Reorganization for Riverwood International USA, Inc., a principal subsidiary of Riverwood, was confirmed by the Bankruptcy Court in 1984. In December 1986, the Plan was confirmed by the Bankruptcy Court. The order confirming the Plan became final in 1988 and the Plan was consummated on November 28, 1988. During the fourth quarter of 1988, the Company made various distributions to creditors and equity holders as required under the Plan.

  The Plan relieves the Company of the burden of defending thousands of asbestos lawsuits. This is accomplished through independent trusts created to assume, administer, settle and pay claims. In lieu of bringing actions against the Company, asbestos claimants may assert their claims only against the PI Trust or the PD Trust, which are funded by the Company pursuant to the Plan. Only claims filed by May 31, 1985 may be brought against the PD Trust. The Plan, the Injunction and the federal Bankruptcy Code together operate to prohibit all persons from taking any actions against the Company with respect to any past, present or future asbestos-related liabilities. The Injunction and the Plan also prohibit the assertion of punitive damage claims by asbestos claimants against the Company, the PI Trust or the PD Trust.

  The Injunction is a unique feature of the Company's Chapter 11 proceedings and could be challenged in future legal proceedings. The Company believes, and the Bankruptcy Court has found, that the Injunction is essential to the Company's ability to continue to operate its businesses and to make required payments to the PI Trust and the PD Trust. The Company also believes that any attempt to vacate or modify the Injunction will be unsuccessful.

  On November 19, 1990, the Company and the PI Trust entered into the Refinancing Arrangement which, if consummated, would have enhanced the PI Trust's liquidity. Also on November 19, 1990, five asbestos plaintiffs filed the Class Action against the Trustees of the PI Trust in the Courts. The Class Action was filed on behalf of all beneficiaries of the PI Trust and seeks to restructure the methods by which the PI Trust administers and pays claims. The Company is not a party to the Class Action. On November 26, 1990, the Company filed a separate motion asking the Courts and the Bankruptcy Court to issue orders reaffirming the Injunction. Certain provisions of the Refinancing Arrangement were subject to numerous approvals and conditions, including, among other things, a final order approving the Restructuring Settlement.

  In May 1991, the Courts and the Bankruptcy Court entered the Order, which, among other things, reaffirmed the Injunction and approved the Restructuring Settlement. Thirteen appeals of the Order were filed by various parties; however, the Reaffirmation Order was not challenged in the lower court or on appeal. On February 24, 1992, the Second Circuit heard the various appeals of the Order.

  On December 4, 1992, the Second Circuit vacated and remanded the Order. The Second Circuit found, among other things, that the representatives of the class may not have fairly represented the interests of all persons who were made part of the Class Action. The decision of the Second Circuit, as subsequently modified, has become final. As a result, various aspects of the Refinancing Arrangement have terminated. Attempts by the parties to the Class Action to reach a new settlement are continuing. One day of trial of the Class Action was held on March 15, 1994, and in the absence of a settlement, the trial will resume following a conference before the Courts currently scheduled for April 18, 1994.

  Those aspects of the Refinancing Arrangement which terminated when the Appeals Court Decision became final and non-appealable include:

       1) Payment of the remaining special dividends: $.42 per share payable not earlier than 1996; $.42 per share payable one year later; and, depending on the Company's performance, additional annual dividends with a cumulative cap of $300 million over four years commencing not earlier than 1996;

       2) Restructuring of the two bonds of the Company issued to the PI Trust under the Plan; and

       3) Modification of certain restrictive covenants contained in contracts between the Company and the PI Trust.

  Certain of the aspects of the Refinancing Arrangement referred to in (2) and
  (3) of the preceding paragraph were addressed in the Agreement dated August 25, 1993, pursuant to which Manville made a partial prepayment of certain of its obligations to the PI Trust under the bonds issued to the PI Trust. The partial prepayment consisted of a cash payment of $150 million and an assignment to the PI Trust of $100 million principal amount of the Notes held by Manville, plus accrued interest. The Agreement also provided for certain registration rights with respect to the Notes pursuant to which Riverwood registered the Notes under the Act. On October 14, 1993, the PI Trust completed a public secondary sale of the Notes. Neither the Company nor Riverwood received any of the proceeds from the offering made by the PI Trust.

  Manville is committed to the general principles underlying the terminated Refinancing Arrangement and to fulfilling its obligations to the PI Trust and to all stockholders under the Plan.

  ENVIRONMENTAL PROCEEDINGS

  The Company's landfill at its Waukegan, Illinois facility continues to be included on the National Priorities List ("NPL") pursuant to CERCLA. Remedial action began during the fourth quarter of 1988 and was completed during the third quarter of 1991. During the first quarter of 1993, the EPA issued a supplemental CERCLA decision document, i.e., an Explanation of Significant Differences ("ESD"), to reflect that, inter alia, remedial action was taken onsite which was in addition to that described in the Record of Decision and the Consent Decree. The EPA is now seeking both a modification to the Consent Decree to incorporate the additional remedial action described in the ESD as well as appropriate deed restrictions for the site. The Company has been informed that the Consent Decree modification and the deed restrictions should be approved in the second quarter of 1994. After these approvals, the Company will apply for the Certificate of Completion (the "Certificate") and the Company is informed that the EPA will likely issue the Certificate in 1994. After the Certificate is issued, the Company will seek to have the site deleted from the NPL.

  Regarding a landfill located in Manville, New Jersey, the Company has submitted a revised closure plan to the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). Closure of the landfill will follow NJDEPE's approval of the plan.

  In connection with the Macon paper mill acquisition, Riverwood International Georgia, Inc. ("RVW Georgia"), a wholly-owned subsidiary of Riverwood, has made appropriate applications and requests for all necessary permits for the operation of the Macon facility, including an air permit for operation of a recovery boiler that was subject to a consent order previously issued to Macon Kraft, Inc. by the Georgia Department of Natural Resources ("GDNR"). A Consent Order dated November 5, 1992 was entered into by RVW Georgia and

  GDNR (the "RVW Consent Order") which supersedes the original consent order between Macon Kraft, Inc. and GDNR. The terms of the RVW Consent Order require that construction of a new recovery boiler be completed, and compliance with GDNR's total reduced sulfur ("TRS") emission limits be demonstrated, no later than September 29, 1994. A payment of $500,000 by RVW Georgia to GDNR was also required. If compliance with the TRS limits is not demonstrated by September 29, 1994, an additional payment of $200,000 will be required from RVW Georgia to GDNR. RVW Georgia anticipates that the recovery boiler project will be completed on or before September 29, 1994.

  The Company has also been informed of certain environmental problems associated with former disposal sites (most of which were never owned or operated by the Company), in California, Colorado, Florida, Georgia, Illinois, Indiana, Louisiana, Maine, Massachusetts, Michigan, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Tennessee, Utah and Wisconsin. These problems include, in certain cases, the purported application of CERCLA, RCRA, and their state law equivalents.

  OTHER LITIGATION

  Manville Canada and Schuller had been named in certain personal injury and property damage lawsuits filed in the Supreme Court of British Columbia which alleged unspecified damages from the presence of asbestos. Pursuant to an agreement dated August 31, 1993, plaintiffs to the asbestos litigation, Manville Canada, Schuller and Manville agreed to settle the lawsuits to avoid further litigation costs. The terms of the agreement are confidential.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1993, there were no matters submitted to a vote of security holders.

                                    PART II

  ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Manville had approximately 16,513 common stockholders of record at March 15, 1994. Manville's stock is listed on the New York Stock Exchange, Inc. (symbol
  MVL), and its stock is traded on the Boston, Midwest, Pacific and Philadelphia exchanges. The Company has scheduled the 1994 Annual Meeting of Stockholders for June 3, 1994 in Denver, Colorado.

  A two-year history of high and low sale prices for the Company's common stock based on the sales transactions reported by the New York Stock Exchange, Inc. is provided below. On June 4, 1993, a dividend of $1.04 was declared on the Company's common stock, payable June 24, 1993, to stockholders of record on June 14, 1993.

                             COMPARATIVE STOCK DATA

                         Market Prices Per Common Share

For the Quarters Ended             1992                          1993
- ----------------------             ----                          ----
                               Common Stock                  Common Stock
                             ----------------              ----------------
                             High        Low               High        Low
                             -----      -----              -----      -----
March 31                     9 3/8      8 1/4              9 3/4      8 3/4
June 30                     10 7/8      8 1/2              9 1/2      6 7/8
September 30                 8 1/2      7 6/8              7 5/8      6 7/8
December 31                 10 1/8      8 1/8              8 3/4      8 1/8

  ITEM 6.   SELECTED FINANCIAL DATA

  Information with respect to this item is incorporated by reference to Selected Five-year Financial Data in the Company's 1993 Annual Report.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information with respect to this item is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1993 Annual Report.


  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information with respect to this item is incorporated by reference to the Financial Statements and Supplementary Data in the Company's 1993 Annual Report.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes in, nor disagreements with, accountants on accounting or financial disclosures.

                                    PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to this item is incorporated by reference to the Company's 1994 Proxy Statement.

  ITEM 11.  EXECUTIVE COMPENSATION

  Information with respect to this item is incorporated by reference to the Company's 1994 Proxy Statement.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item is incorporated by reference to the Company's 1994 Proxy Statement.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item is incorporated by reference to the Company's 1994 Proxy Statement.

                                    PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS FILED IN THIS REPORT:

       1. Index to Financial Statements and Supplementary Data. Information with respect to this item is incorporated by reference to the Financial Statements and Supplementary Data in the Company's 1993 Annual Report.

       2.   Index to Financial Statement Schedules.  See page 39.

       3.   Index to Exhibits required by Form 10-K.  See pages 31 through 37.

       4.   Executive Compensation Plans and Arrangements.

            Exhibits 4(a)-(i) are filed as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and are incorporated herein by reference.

            (a)  Supplemental Pension Plan.

            (b)  Key Man Supplemental Retirement Agreements.

            (c)  Annual Executive Incentive Compensation Plan.

            (d)  1991 Long-Term Cash Incentive Compensation Plan.

            (e)  Amendment to Long-Term Cash Incentive Compensation Plan.

            (f)  Executive Long-Term Disability Plan.


            (g) Form of Employment Agreement with the Five Most Highly Compensated Executive Officers of Registrant.

            (h)  Manville Corporation Stock Incentive Plan.

            (i)  Amendment to Manville Corporation Stock Incentive Plan.

  (B)  REPORTS ON FORM 8-K

       None.

  (C) EXHIBIT INDEX TO MANVILLE CORPORATION ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1993


         Exhibit                        Cross Reference
         -------                        ---------------
2.  (a)  Asset Purchase Agreement       Filed as an exhibit to the Company's
         among Celite Holdings          1991 Annual Report on Form 10-K,
         Corporation, Celite            filed March 30, 1992, and
         Corporation and Manville       incorporated herein by reference.
         Sales Corporation dated
         July 1, 1991.

    (b)  Stock Purchase Agreement       Filed as an exhibit to the Company's
         among Celite Holdings          1991 Annual Report on Form 10-K,
         Corporation, Celite            filed on March 30, 1992, and
         Corporation and Manville       incorporated herein by reference.
         International B.V. dated
         July 1, 1991.

    (c)  Joint Venture Stock            Filed as an exhibit to the Company's
         Purchase Agreement among       1991 Annual Report on Form 10-K,
         Celite Holdings Corporation,   filed on March 30, 1992, and
         Celite Corporation and         incorporated herein by reference.
         Manville Corporation dated
         July 1, 1991.

3.  (a)  Restated Certificate of        Refiled as an exhibit to the Company
         Incorporation.                 1992 Annual Report on Form 10-K filed
                                        March 30, 1993, and incorporated
                                        herein by reference.



         Exhibit                        Cross Reference
         -------                        ---------------
    (b)  Bylaws, as amended on          Refiled as an exhibit to the
         December 7, 1984.              Company's 1990 Annual Report on Form
                                        10-K, filed March 20, 1991, and
                                        incorporated herein by reference.


    (c)  Bylaws, as amended on          Filed as an exhibit to the
         December 4, 1992.              Company's 1992 Annual Report on Form
                                        10-K filed March 30, 1993, and
                                        incorporated herein by reference.

4.  (a)  Manville Corporation           Refiled as an exhibit to the
         Second Amended and Restated    Company's 1992 Annual Report on Form
         Plan of Reorganization         10-K filed March 30, 1993, and
         confirmed by the United        incorporated herein by reference.
         States Bankruptcy Court for
         the Southern District of New
         York on December 22, 1986.

    (b)  Class 6 Interest               Refiled as an exhibit to the
         Indenture between Registrant   Company's 1992 Annual Report on Form
         and Bank of New York,          10-K filed March 30, 1993, and
         formerly known as Irving       incorporated herein by reference.
         Trust Company, Trustee,
         dated November 28, 1988.

    (c)  Indenture of Riverwood         Filed as an exhibit to Riverwood
         International Corporation      International Corporation's Amendment
         for $250,000,000 of 11 1/4%    No. 3 to Form S-1, filed on June 17,
         Senior Subordinated Notes      1992, and incorporated herein by
         due 2002, dated June 24,       reference.
         1992.

    (d)  Indenture of Riverwood         Filed as an exhibit to Riverwood
         International Corporation      International Corporation's Amendment
         for $150,000,000 of 10 3/4%    No. 3 to Form S-1, filed on June 17,
         Senior Notes due 2000, dated   1992, and incorporated herein by
         June 24, 1992.                 reference.

    (e)  Receivables Purchase           Refiled as an exhibit to the
         Agreement among Schuller       Company's 1992 Annual Report on Form
         Funding Corporation, as        10-K filed March 30, 1993, and
         transferor, Schuller           incorporated herein by reference.
         International, Inc., as
         servicer, the Financial
         Institutions listed therein,
         as Buyers, Morgan Guaranty
         Trust Company of New York,
         as Agent Bank and Letter of
         Credit Issuing Bank and J.P.
         Morgan, as Collateral Agent,
         dated April 15, 1992.

    (f)  Indenture of Riverwood         Filed as an exhibit to the Company's
         International Corporation      Registration Statement on Form S-3
         for $125 million of 6 3/4%     filed November 5, 1993, and
         Convertible Subordinated       incorporated herein by reference.
         Notes due 2003, dated
         September 15, 1993.


         Exhibit                        Cross Reference
         -------                        ---------------
    (g)  Indenture of Riverwood         Filed as an exhibit to the Company's
         International Corporation      Registration Statement on Form S-3
         for $37.5 million of 10 3/4%   filed September 14, 1993, and
         Senior Notes II due 2000,      incorporated herein by reference.
         dated as of June 24, 1992,
         as amended and restated on
         October 14, 1993.

    (h)  Indenture of Riverwood         Filed as an exhibit to the Company's
         International Corporation      Registration Statement on Form S-3
         for $62.5 million of 11 1/4%   filed September 14, 1993, and
         Senior Subordinated Notes II   incorporated herein by reference.
         due 2002, dated as of June
         24, 1992, as amended and
         restated on October 14, 1993.

10. (a)  Manville Personal              Refiled as an exhibit to the
         Injury Settlement Trust        Company's 1992 Annual Report on Form
         Agreement between Registrant   10-K filed March 30, 1993, and
         and the persons listed         incorporated herein by reference.
         therein as Trustees of the
         Manville Personal Injury
         Settlement Trust dated
         November 28, 1988.

    (b)  Supplemental Agreement         Refiled as an exhibit to the
         between Registrant and the     Company's 1992 Annual Report on Form
         Manville Personal Injury       10-K filed March 30, 1993, and
         Settlement Trust dated         incorporated herein by reference.
         November 28, 1988.

    (c)  Fourth Amendment, dated        Filed as an exhibit to the
         August 6, 1992, to the         Company's 1992 Annual Report on Form
         Manville Personal Injury       10-K filed March 30, 1993, and
         Settlement Trust Agreement     incorporated herein by reference.
         among Johns-Manville
         Corporation et al, as
         Trustors, Donald M. Blinken
         et al, as Former Trustees
         and Christian E. Markey Jr.
         as Trustee for the Manville
         Personal Injury Settlement
         Trust.

    (d)  Fifth Amendment, dated         Filed as an exhibit to the
         December 9, 1992, to the       Company's 1992 Annual Report on Form
         Manville Personal Injury       10-K filed March 30, 1993, and
         Settlement Trust Agreement     incorporated herein by reference.
         among Johns-Manville
         Corporation et al, as
         Trustors, Donald M. Blinken
         et al, as Former Trustees
         and Christian E. Markey Jr.
         as Trustee for the Manville
         Personal Injury Settlement
         Trust.

    (e)  Agreements between             Refiled as an exhibit to the
         Registrant and the Manville    Company's 1992 Annual Report on Form
         Personal Injury Settlement     10-K filed March 30, 1993, and
         Trust, dated November 15,      incorporated herein by reference.
         1990.

         Exhibit                        Cross Reference
         -------                        ---------------
    (f)  Manville Property Damage       Refiled as an exhibit to the
         Settlement Trust Agreement     Company's 1992 Annual Report on Form
         between Registrant and the     10-K filed March 30, 1993, and
         persons listed therein as      incorporated herein by reference.
         Trustees of the Manville
         Property Damage Settlement
         Trust dated November 28,
         1988.

    (g)  Supplemental Agreement         Refiled as an exhibit to the
         between Registrant and the     Company's 1992 Annual Report on Form
         Manville Property Damage       10-K filed March 30, 1993, and
         Settlement Trust Agreement     incorporated herein by reference.
         dated November 28, 1988.

    (h)  Manville Employees             Filed as an exhibit to Riverwood
         Retirement Plan.               International Corporation's Form S-1,
                                        filed April 17, 1992, and
                                        incorporated herein by reference.

    (i)  Supplemental Pension           Refiled as an exhibit to the
         Plan.                          Company's 1992 Annual Report on Form
                                        10-K filed March 30, 1993, and
                                        incorporated herein by reference.

    (j)  Key Man Supplemental           Refiled as an exhibit to the
         Retirement Agreements.         Company's 1992 Annual Report on Form
                                        10-K filed March 30, 1993, and
                                        incorporated herein by reference.

    (k)  Annual Executive               Refiled as an exhibit to the
         Incentive Compensation Plan.   Company's 1992 Annual Report on Form
                                        10-K filed March 30, 1993, and
                                        incorporated herein by reference.

    (l)  1991 Long-Term Cash            Refiled as an exhibit to the
         Incentive Compensation Plan.   Company's 1992 Annual Report on Form
                                        10-K filed March 30, 1993, and
                                        incorporated herein by reference.

    (m)  Amendment to Long-Term         Refiled as an exhibit to the
         Cash Incentive Compensation    Company's 1992 Annual Report on Form
         Plan.                          10-K filed March 30, 1993, and
                                        incorporated herein by reference.

    (n)  Executive Long-Term            Refiled as an exhibit to the
         Disability Plan.               Company's 1992 Annual Report on Form
                                        10-K filed March 30, 1993, and
                                        incorporated herein by reference.

    (o)  Form of Employment             Refiled as an exhibit to the
         Agreements with the Five       Company's 1992 Annual Report on Form
         Most Highly Compensated        10-K filed March 30, 1993, and
         Executive Officers of          incorporated herein by reference.
         Registrant.

         Exhibit                        Cross Reference
         -------                        ---------------
    (p)  Manville Corporation           Refiled as an exhibit to the
         Stock Incentive Plan.          Company's 1992 Annual Report on Form
                                        10-K filed March 30, 1993, and
                                        incorporated herein by reference.

    (q)  Amendment to Manville          Refiled as an exhibit to the
         Corporation Stock Incentive    Company's 1992 Annual Report on Form
         Plan.                          10-K filed March 30, 1993, and
                                        incorporated herein by reference.

    (r)  Asset Purchase Agreement       Filed separately as an exhibit to the
         by and among Pratt             Company's 1991 Annual Report on Form
         Industries (USA), Inc.,        10-K, filed March 30, 1992, and
         Macon Kraft, Inc., Macon       incorporated herein by reference.
         Kraft Laminates, Inc., Waste   Portions of such agreement have been
         Recovery and Paper, Inc.,      omitted pursuant to Rule 406
         Riverwood International        promulgated under the Securities Act
         Corporation and XYZ            of 1933, as amended, and Rule 246-2
         Acquisition Corporation,       promulgated under the Exchange Act of
         dated as of March 20, 1992.    1934, as amended.

    (s)  Amendment No. 1, dated         Filed as an exhibit to Riverwood
         April 29, 1992, to Asset       International Corporation's Amendment
         Purchase Agreement, dated as   No. 1 to Form S-1, filed on May 27,
         of March 20, 1992, by and      1992, and incorporated herein by
         among Pratt Industries         reference.
         (USA), Inc., Macon Kraft,
         Inc., Macon Kraft Laminates,
         Inc., Waste Recovery and
         Paper, Inc., Riverwood
         International Corporation
         and XYZ Acquisition
         Corporation.

    (t)  Amendment No. 2, dated         Filed as an exhibit to Riverwood
         May 22, 1992, to Asset         International Corporation's Amendment
         Purchase Agreement, dated as   No. 1 to Form S-1, filed on May 27,
         of March 20, 1992, by and      1992, and incorporated herein by
         among Pratt Industries         reference.
         (USA), Inc., Macon Kraft,
         Inc., Macon Kraft Laminates,
         Inc., Waste Recovery and
         Paper, Inc., Riverwood
         International Corporation
         and XYZ Acquisition
         Corporation.

    (u)  Intercompany Agreement         Filed as an exhibit to Riverwood
         between Riverwood              International Corporation's Form S-1,
         International Corporation      filed April 17, 1992, and
         and Manville Corporation,      incorporated herein by reference.
         dated June 1, 1992.

    (v)  Treasury Management            Filed as an exhibit to Riverwood
         Agreement between Riverwood    International Corporation's Form S-1,
         International Corporation      filed April 17, 1992, and
         and Manville Corporation,      incorporated herein by reference.
         dated June 17, 1992.

    (w)  Tax Sharing Agreement          Filed as an exhibit to Riverwood
         between Riverwood              International Corporation's Form S-1,
         International Corporation      filed April 17, 1992, and
         and Manville Corporation,      incorporated herein by reference.
         dated June 17, 1992.

         Exhibit                        Cross Reference
         -------                        ---------------
    (x)  Corporate Agreement,           Filed as an exhibit to Riverwood
         between Riverwood              International Corporation's Form S-1,
         International Corporation      filed May 27, 1992, and incorporated
         and Manville Corporation,      herein by reference.
         dated June 24, 1992.

    (y)  Agreement between              Filed as an exhibit to Riverwood
         Manville Personal Injury       International Corporation's Form S-1,
         Settlement Trust and           filed May 27, 1992, and incorporated
         Manville Corporation, dated    herein by reference.
         June 24, 1992.

    (z)  Purchase Agreement dated       Filed as an exhibit hereto.
         September 10, 1993 by and
         among Riverwood
         International Corporation
         and Manville Corporation.

    (aa) Bond Prepayment                Filed as an exhibit to the Company's
         Agreement, dated as of         Current Report on Form 8-K, dated
         August 25, 1993, between       August 25, 1993, and incorporated
         Manville Corporation and       herein by reference.
         Manville Personal Injury
         Settlement Trust.

    (ab) Manville Trust Consent         Filed as an exhibit to Riverwood
         and Waiver Agreement, dated    International Corporation's Amendment
         as of September 1, 1993,       No. 1 to the Registration Statement
         between Manville Corporation   on Form S-3, filed October 1, 1993,
         and the Manville Personal      and incorporated herein by reference.
         Injury Settlement Trust.

    (ac) Company Waiver                 Filed as an exhibit to Riverwood
         Agreement dated as of          International Corporation's Amendment
         September 1, 1993, between     No. 1 to the Registration Statement
         Manville Corporation and       on Form S-3, filed October 1, 1993,
         Riverwood International        and incorporated herein by reference.
         Corporation.

    (ad) Sixth Amendment, dated         Filed as an exhibit to Riverwood
         as of November 5, 1993 to      International Corporation's Amendment
         the Manville Personal Injury   No. 1 to the Registration Statement
         Settlement Trust Agreement,    on Form S-3, filed November 29, 1993,
         dated November 28, 1988,       and incorporated herein by reference.
         between Manville Corporation
         and the Manville Personal
         Injury Settlement Trust.

13. 1993 Annual Report.                 Pages 9 through 70 of the Company's
                                        1993 Annual Report filed separately as
                                        an exhibit hereto.

22. Subsidiaries of Registrant.         Pages 45-46.

24. (a)  Consent of Coopers &           Filed separately as an exhibit hereto.
         Lybrand.

    (b)  Consent of Behre Dolbear       Filed separately as an exhibit hereto.
         & Company, Inc.

25. Power of Attorney.                  Page 47.

  Pursuant to the Securities Exchange Act of 1934, Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish a copy of each document set forth below upon request of the Securities and Exchange Commission.

            Amended and Restated Note Purchase Agreement of Riverwood International Georgia, Inc. for $103,444,379 of 11.15% Senior Notes due 2000, dated June 30, 1992.

            Indenture of Riverwood International Corporation for $150 million of 10 3/4% Senior Notes Due 2000, dated June 24, 1992.

            Indenture of Riverwood International Corporation for $250 million of 11 1/4% Senior Subordinated Notes Due 2002, dated June 24, 1992.

            Indenture of Riverwood International Corporation for $125 million of 6 3/4% Convertible Subordinated Notes Due 2003, dated September 15, 1993.

            Indenture of Riverwood International Corporation for $37.5 million of 10 3/4% Senior Notes II Due 2000, dated as of June 24, 1992, as amended and restated on October 14, 1993.

            Indenture of Riverwood International Corporation for $62.5 million of 11 1/4% Senior Subordinated Notes II Due 2002, dated as of June 24, 1992, as amended and restated on October 14, 1993.

            Agreement amending and restating Note Agreements among Riverwood International USA, Inc., as Borrower; Riverwood International Corporation, as Guarantor; and The Prudential Insurance Company of America, as Servicer of The Chase Manhattan Bank, National Association, as Trustee for Private Placement Trust Series 1984F, Metropolitan Life Insurance Company, Aetna Life Insurance Company, The Mutual Life Insurance Company of New York, MONY Life Insurance Company of America, as Lenders, dated as of May 25, 1993.

            $50 million Credit Agreement, among Riverwood International Corporation; Riverwood International USA, Inc.; various listed banks; and Morgan Guaranty Trust Company of New York, dated December 10, 1992.

            $100 million Amended and Restated Credit Agreement of Riverwood International Georgia, Inc. with Midland Bank PLC, New York Branch, as Agent, dated June 30, 1992.

            60 million (Australian Dollars) Secured Facility Agreement between Multiboard Packaging Pty. Ltd. and Australia and New Zealand Banking Group Limited, dated September 21, 1992.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of Manville Corporation:

Our report on the consolidated financial statements of Manville Corporation has been incorporated by reference in this Form 10-K from page 67 of the 1993 Annual Report to Stockholders of Manville Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the Index to Financial Statement Schedules on page 39 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



 /s/ Coopers & Lybrand
 ---------------------
   Coopers & Lybrand

 Denver, Colorado
 February 4, 1994

                              MANVILLE CORPORATION
                     INDEX TO FINANCIAL STATEMENT SCHEDULES
               TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1993



Schedule                                                         Page
- --------                                                         ----

 V - Property, plant and equipment, for each of the three
    years in the period ended December 31, 1993..............     40

VI - Accumulated depreciation, depletion and amortization
    of property, plant and equipment, for each of the
    three years in the period ended December 31, 1993........     41

VIII - Valuation and qualifying accounts and reserves, for
    each of the three years in the period ended
    December 31, 1993........................................     42

IX - Short-term borrowings, for each of the three years in the
    period ended December 31, 1993...........................     43

 X - Supplementary income statement information, for
    each of the three years in the period ended
    December 31, 1993........................................     44

                             MANVILLE CORPORATION
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                        FOR THE YEARS ENDED DECEMBER 31
                           (IN THOUSANDS OF DOLLARS)

                                                                OTHER
                     BALANCE AT   ADDITIONS,                   CHANGES     BALANCE AT
                     BEGINNING      AT COST    RETIREMENTS  ADD (DEDUCT)     END OF
CLASSIFICATION        OF YEAR       (a),(d)      (b),(d)       (c),(d)        YEAR
- ------------------   ----------   ----------   -----------  ------------   ----------
     1993
     ----
Land, including
  mineral proper-
  ties, and land
  improvements       $  152,435    $  7,512      $ 43,491     $   (432)    $  116,024
Buildings               350,519      30,972         3,634       (3,776)       374,081
Machinery and
  equipment           2,088,309     307,694        31,545      (27,057)     2,337,401
                     ----------    --------      --------     --------     ----------
                      2,591,263     346,178        78,670      (31,265)     2,827,506
Timber and
  timberlands           338,426       5,316        28,086      (12,355)       303,301
                     ----------    --------      --------     --------     ----------
                     $2,929,689    $351,494      $106,756     $(43,620)    $3,130,807
                     ==========    ========      ========     ========     ==========

     1992
     ----
Land, including
  mineral proper-
  ties, and land
  improvements       $  178,399    $  8,116      $ 30,461     $ (3,619)    $  152,435
Buildings               335,071      22,475         1,263       (5,764)       350,519
Machinery and
  equipment           1,775,889     374,636        28,839      (33,377)     2,088,309
                     ----------    --------      --------     --------     ----------
                      2,289,359     405,227        60,563      (42,760)     2,591,263
Timber and
  timberlands           346,765       5,860                    (14,199)       338,426
                     ----------    --------      --------     --------     ----------
                     $2,636,124    $411,087      $ 60,563     $(56,959)    $2,929,689
                     ==========    ========      ========     ========     ==========

     1991
     ----
Land, including
  mineral proper-
  ties, and land
  improvements       $  173,556    $ 17,392      $ 12,171     $   (378)    $  178,399
Buildings               333,356      18,331        15,868         (748)       335,071
Machinery and
  equipment           1,787,312     137,150       138,501      (10,072)     1,775,889
                     ----------    --------      --------     --------     ----------
                      2,294,224     172,873       166,540      (11,198)     2,289,359
Timber and
 timberlands            352,923       6,534                    (12,692)       346,765
                     ----------    --------      --------     --------     ----------
                     $2,647,147    $179,407      $166,540     $(23,890)    $2,636,124
                     ==========    ========      ========     ========     ==========
- -------------------------------------------------------------------------------------

See Notes on page 41.

                              MANVILLE CORPORATION
             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                        FOR THE YEARS ENDED DECEMBER 31
                           (IN THOUSANDS OF DOLLARS)

                                        ADDITIONS
                                       CHARGED TO                   OTHER
                           BALANCE AT   COSTS AND                  CHANGES    BALANCE AT
                            BEGINNING   EXPENSES   RETIREMENTS  ADD (DEDUCT)    END OF
    CLASSIFICATION           OF YEAR     (a),(d)     (b),(d)       (c),(d)       YEAR
    --------------         ----------  ----------  -----------  ------------  ----------
        1993
        ----
Mineral properties and
  land improvements         $ 68,295     $  7,651    $27,268       $  (124)   $   48,554
Buildings                    131,345       12,392      1,301          (957)      141,479
Machinery and equipment      737,233      115,307     22,363        (3,032)      827,145
                            --------     --------    -------       -------    ----------
                            $936,873     $135,350    $50,932       $(4,113)   $1,017,178
                            ========     ========    =======       =======    ==========
        1992
        ----
Mineral properties and
  land improvements         $ 69,108     $  8,981    $ 9,650       $  (144)   $   68,295
Buildings                    121,414       12,355      1,266        (1,158)      131,345
Machinery and equipment      658,453      105,345     21,918        (4,647)      737,233
                            --------     --------    -------       -------    ----------
                            $848,975     $126,681    $32,834       $(5,949)   $  936,873
                            ========     ========    =======       =======    ==========
        1991
        ----
Mineral properties and
  land improvements         $ 65,633     $ 10,962    $ 7,533       $    46    $   69,108
Buildings                    116,994       12,079      7,537          (122)      121,414
Machinery and equipment      622,590       96,793     73,528        12,598       658,453
                            --------     --------    -------       -------    ----------
                            $805,217     $119,834    $88,598       $12,522    $  848,975
                            ========     ========    =======       =======    ==========
- ----------------------------------------------------------------------------------------

NOTES:

(a) Additions in 1992 and 1991 include $201 million and $22 million, respectively, related to the acquisition of Riverwood businesses.

(b)  Includes amounts applicable to discontinued operations.

(c) Includes the current year translation effect of the Company's foreign operations, amounts for the cost of timber harvested, write-downs of assets no longer in use and provisions for the disposition of certain assets.

(d) The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

                              MANVILLE CORPORATION
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FOR THE YEARS ENDED DECEMBER 31
                           (IN THOUSANDS OF DOLLARS)


                                                   ADDITIONS
                           --------------------------------------------------------
                                                    CHARGED
                           BALANCE AT  CHARGED TO  TO OTHER              BALANCE AT
                            BEGINNING   COSTS AND  ACCOUNTS  DEDUCTIONS    END OF
CLASSIFICATION               OF YEAR    EXPENSES      (a)       (b)         YEAR
- -------------------------  ----------  ----------  --------  ----------  ----------
       1993
       ----
Allowances Reducing
  the Assets in the
  Balance Sheet:
    Doubtful accounts
      receivable             $  7,546    $ 2,604             $ 2,888     $  7,262
    Cash discounts              1,457             $15,119     15,087        1,489
    Other allowances           13,094              26,323     25,602       13,815
    Deferred tax
      assets                   87,795      7,000                           94,795
                             --------    -------  -------    -------     --------

        Total                $109,892    $ 9,604  $41,442    $43,577     $117,361
                             ========    =======  =======    =======     ========

       1992
       ----
Allowances Reducing
  the Assets in the
  Balance Sheet:
    Doubtful accounts
      receivable             $  8,057    $ 2,494             $ 3,005     $  7,546
    Cash discounts              1,225             $14,685     14,453        1,457
    Other allowances            7,566              30,998     25,470       13,094
    Deferred tax
      assets                   68,663     16,283    2,849                  87,795
                             --------    -------  -------    -------     --------
        Total                $ 85,511    $18,777  $48,532    $42,928     $109,892
                             ========    =======  =======    =======     ========

       1991
       ----
Allowances Reducing
  the Assets in the
  Balance Sheet:
    Doubtful accounts
      receivable             $  9,123    $ 2,824             $ 3,890     $  8,057
    Cash discounts              1,955             $12,688     13,418        1,225
    Other allowances            9,341              23,137     24,912        7,566
    Deferred tax
      assets                              68,663                           68,663
                             --------    -------  -------    -------     --------
        Total                $ 20,419    $71,487  $35,825    $42,220     $ 85,511
                             ========    =======  =======    =======     ========

- --------------------------------------------------------------------------------
NOTES:

(a) Charged against sales, except for adjustments to deferred tax assets and the related valuation allowance which were charged to income taxes.

(b) Principally charges for which reserves were provided, net of recoveries.

                             MANVILLE CORPORATION
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                        FOR THE YEARS ENDED DECEMBER 31
                           (IN THOUSANDS OF DOLLARS)



                                                               WEIGHTED
                                      MAXIMUM      AVERAGE     AVERAGE
CATEGORY OF                 WEIGHTED  AMOUNT       AMOUNT      INTEREST
AGGREGATE       BALANCE AT  AVERAGE   OUTSTANDING  OUTSTANDING RATE
SHORT-TERM      END OF      INTEREST  DURING THE   DURING THE  DURING THE
BORROWINGS      PERIOD      RATE      PERIOD       PERIOD      PERIOD (A)
- -----------     ---------   -------   ----------   ----------  ----------
 1993
 ----
Foreign Banks   $26,461      7.7%     $39,956      $28,406      8.1%
                =======      ====     =======      =======      ====

 1992
 ----
Foreign Banks   $13,738      9.1%     $20,614      $16,574      9.3%
                =======      ====     =======      =======      ====

 1991
 ----
Foreign Banks   $15,350      9.7%     $29,900      $10,386      8.6%
                =======      ====     =======      =======      ====

- ------------------------------------------------------------------------

NOTE:

(A) The weighted average interest rate during the period was calculated by dividing the related interest expense by the average short-term borrowings outstanding during the year.

                              MANVILLE CORPORATION
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                        FOR THE YEARS ENDED DECEMBER 31
                           (IN THOUSANDS OF DOLLARS)



     ITEM                           CHARGED TO COSTS AND EXPENSES (A)
     ----                           ---------------------------------

                                         1993      1992      1991
                                    ---------------------------------

Maintenance and repairs                $159,420  $152,851  $143,236
Taxes other than income and payroll    $ 44,188  $ 41,395  $ 40,743

- -------------------------------------------------------------------

NOTE:

(a) Does not include amounts applicable to discontinued operations, which were excluded from the determination of income from continuing operations.

                                                                     EXHIBIT 22.
                         SUBSIDIARIES OF THE REGISTRANT

  Subsidiaries of Manville and the jurisdiction in which each company was incorporated are listed below. All of the voting securities of each subsidiary are owned directly or indirectly by Manville. Certain companies not important to an understanding of Manville's businesses have been omitted and which, if aggregated, would not constitute a significant subsidiary. The following subsidiaries are included in the Company's consolidated financial statements.

                                                            JURISDICTION OF
  SUBSIDIARY                                                 INCORPORATION
  ----------                                                ---------------
  AGROK AGRO-FLORESTAL LTDA.                                --Brazil
  DANAPAK RIVERWOOD MULTIPACK A/S                           --Denmark
  EUROPEAN OVERSEAS CORPORATION                             --Delaware
  FISKEBY BOARD AB                                          --Sweden
  FISKEBY BOARD A/S                                         --Denmark
  FISKEBY BOARD LTD.                                        --United Kingdom
  FISKEBY BOARD S.a.r.l.                                    --France
  GFE IMPORT-EXPORT G.m.b.H.                                --Germany
  IGARAS AGRO-FLORESTAL LTDA.                               --Brazil
  IGARAS PAPEIS E EMBALAGENS LTDA.                          --Brazil
  IACP, INC.                                                --Delaware
  JOHNS-MANVILLE INDIA LIMITED                              --Delaware
  JORBA, S.A.                                               --Spain
  MANVILLE (U.K.) LTD.                                      --United Kingdom
  MANVILLE CANADA INC.                                      --Ontario
  MANVILLE DE FRANCE S.a.r.l.                               --France
  MANVILLE DO BRASIL ISOLANTES TERMICOS LTDA.               --Brazil
  MANVILLE EUROPE CORPORATION                               --Delaware
  MANVILLE JAPAN K.K.                                       --Japan
  MANVILLE MEXICANA S.A. DE C.V.                            --Mexico
  MANVILLE MINING COMPANY                                   --Delaware
  MULTIBOARD PACKAGING PTY LTD.                             --Australia
  NEW MATERIALS LTD.                                        --United Kingdom
  P.C. EMPREENDIMENTOS PARTICIPACOES E COMERCIO LTDA.       --Brazil
  PAPELOK S.A. INDUSTRIA E COMERCIO                         --Brazil
  PINE PIPELINE, INC.                                       --Louisiana
  RIVERWOOD ENERGY RESOURCES, INC.                          --Delaware
  RIVERWOOD INTERNATIONAL ASIA PTE LTD.                     --Singapore
  RIVERWOOD INTERNATIONAL B.V.                              --Netherlands
  RIVERWOOD INTERNATIONAL CANADA INC.                       --Canada
  RIVERWOOD INTERNATIONAL CORPORATION                       --Delaware
  RIVERWOOD INTERNATIONAL GEORGIA, INC.                     --Delaware
  RIVERWOOD INTERNATIONAL JAPAN K.K.                        --Japan
  RIVERWOOD INTERNATIONAL LIMITED                           --United Kingdom
  RIVERWOOD INTERNATIONAL PACKAGING, ASIA PACIFIC, LIMITED  --Hong Kong
  RIVERWOOD INTERNATIONAL, S.A.                             --France
  RIVERWOOD INTERNATIONAL USA, INC.                         --Delaware
  RIVERWOOD MEHRSTUCKVERPACKUNG G.m.b.H.                    --Germany
  RIVERWOOD PACKAGING SYSTEMS PTY LTD.                      --Australia
  RIVERWOOD RENGO MACHINERY K.K.                            --Japan
  ROCKY MOUNTAIN INTERNATIONAL INSURANCE LTD.               --Bermuda
  SCHULLER FUNDING CORPORATION                              --Delaware
  SCHULLER GROUP, INC.                                      --Delaware
  SCHULLER G.m.b.H.                                         --Germany
  SCHULLER INTERNATIONAL B.V.                               --Netherlands
  SCHULLER INTERNATIONAL, INC.                              --Delaware
  SCHULLER INTERNATIONAL JAPAN Y.K.                         --Japan

  SEVENTEENTH STREET REALTY, INC.                           --Colorado
  SLEVIN SOUTH COMPANY                                      --Arkansas
  STILLWATER MINING COMPANY                                 --Delaware
  TERMOACUSTICOS S.A. DE C.V.                               --Mexico

                               POWER OF ATTORNEY

  Know all men by these present that each person whose signature appears below does hereby constitute and appoint W. THOMAS STEPHENS, ROBERT E. COLE AND RICHARD B. VON WALD, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his substitute or substitutes, lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED AS OF THE 28TH OF MARCH, 1994.



                                        MANVILLE CORPORATION
                                             (Registrant)


                                   By:    /s/  W. Thomas Stephens
                                       ------------------------------------
                                               W. Thomas Stephens
                                       Chairman of the Board, President,
                                       Chief Executive Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 28, 1994.


         SIGNATURE                         TITLE
         ---------                         -----

  PRINCIPAL EXECUTIVE OFFICER:

     /s/  W. Thomas Stephens
  ----------------------------------       Chairman of the Board, President,
         (W. Thomas Stephens)              Chief Executive Officer and Director


  PRINCIPAL FINANCIAL OFFICER:

     /s/  Robert E. Cole
  ----------------------------------       Senior Vice President,
         (Robert E. Cole)                  Corporate Finance


  DIRECTORS (OTHER THAN ABOVE OFFICER-DIRECTOR):

     /s/  Bette B. Anderson
  ----------------------------------       Director
         (Bette B. Anderson)


     /s/  John C. Burton
  ----------------------------------       Director
         (John C. Burton)

     /s/  Ernest H. Drew
  ----------------------------------       Director
         (Ernest H. Drew)

     /s/  Robert A. Falise
  ----------------------------------       Director
         (Robert A. Falise)

     /s/  Robert E. Fowler, Jr.
  ----------------------------------       Director
         (Robert E. Fowler, Jr.)

     /s/  Todd Goodwin
  ----------------------------------       Director
         (Todd Goodwin)

     /s/  Michael N. Hammes
  ----------------------------------       Director
         (Michael N. Hammes)

     /s/  John Nils Hanson
  ----------------------------------       Director
         (John Nils Hanson)

     /s/  Louis Klein, Jr.
  ----------------------------------       Director
         (Louis Klein, Jr.)

     /s/  Stanley J. Levy
  ----------------------------------       Director
         (Stanley J. Levy)

     /s/  Christian E. Markey, Jr.
  ----------------------------------       Director
         (Christian E. Markey, Jr.)

     /s/  Will M. Storey
  ----------------------------------       Director
         (Will M. Storey)

     /s/  Raymond S. Troubh
  ----------------------------------       Director
         (Raymond S. Troubh)

                             ADDITIONAL INFORMATION


   Individuals interested in receiving additional information may contact the following:



For Company Information                   For Product Information
- -----------------------                   -----------------------

Call (303) 978-2000                       Call (303) 978-4900 or (800) 654-3103
or write to:                              or write to:
Manville Corporation                      Manville Corporation
Investor Relations                        Product Information
P. O. Box 5108                            P. O. Box 5108
Denver, CO  80217-5108                    Denver, CO  80217-5108





Transfer Agent and Registrar              Independent Accountants
- ----------------------------              -----------------------

First Chicago Trust Company of New York   Coopers & Lybrand
P. O. Box 2532, Suite 2532                370 Seventeenth Street, Suite 3300
Jersey City, NJ  07303-2532               Denver, CO 80202-5633