Form 10-Q
period 1994-03-31
MANVILLE CORP
filed 1994-05-16
CIK 355473

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

     Commission file number 1-8247

                            MANVILLE CORPORATION
  ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      84-0856796
   -------------------------------                   -------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                                717 17th Street
                           Denver, Colorado  80202
  ------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 978-2000
                                 --------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   /x/     No      .
    -------      -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     At May 10, 1994, 122,385,436 shares of the registrant's common stock were outstanding.

                        *PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.
          --------------------






  * "Manville" or the "Company" when used in this report refers to Manville Corporation, incorporated in the State of Delaware in 1981, and includes where applicable its consolidated subsidiaries.

                            MANVILLE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                           (Thousands of dollars)
                                 (Unaudited)


                                             March 31,   December 31,
ASSETS                                           1994           1993
- ---------------------------------------------------------------------
Current Assets
  Cash and equivalents                       $   92,401    $  153,093
  Marketable securities, at cost
    (approximates market)                        89,696        75,062
  Receivables, net of allowances                308,213       304,114
  Inventories                                   214,628       207,702
  Prepaid expenses                               31,270        26,747
  Deferred tax assets                            45,468        50,179
                                             ------------------------
    Total Current Assets                        781,676       816,897

Property, Plant and Equipment,
  net of accumulated depreciation and
  depletion of $1,024,097 and $1,017,178,
  respectively                                2,161,430     2,113,629
Deferred Tax Assets                             348,826       331,292
Other Assets                                    360,165       354,419
                                             ------------------------
                                             $3,652,097    $3,616,237
=====================================================================

See Notes to Condensed Consolidated Financial Statements.

                            MANVILLE CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                           (Thousands of dollars)
                                 (Unaudited)


                                         March 31,   December 31,
LIABILITIES                                   1994           1993
- ------------------------------------------------------------------
Current Liabilities
 Accounts and notes payable             $  201,494     $  208,068
 Compensation and employee benefits        118,779        135,024
 Income taxes                               29,383         21,770
 Accrued dividends - Cumulative
  Preference Stock, Series B                24,923         22,846
 Other accrued liabilities                 127,303        107,440
                                        -------------------------
  Total Current Liabilities                501,882        495,148

Long-Term Debt, less current portion     1,393,949      1,390,988
Postretirement Benefits Other Than
 Pensions                                  252,270        246,525
Deferred Income Taxes and Other
 Non-Current Liabilities                   403,511        392,431
Common Stock Dividends Accrued
 Not Declared (Note 3)                     102,853        102,856
Cumulative Preference Stock Dividends
  Accrued Not Declared (Note 3)             43,614         49,845
                                        -------------------------
                                         2,698,079      2,677,793
                                        -------------------------
Profit Sharing Obligation (Note 4)
Contingencies and Commitments (Note 4)

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                93,791         92,375
STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------
Cumulative Preference Stock, Series B      112,178        105,947
Common Stock                                 1,224          1,224
Capital in Excess of Par Value             900,562        900,562
Unearned Restricted Stock Compensation      (2,353)        (2,663)
Accumulated Deficit                       (141,312)      (142,467)
Pension Liability Adjustment                (4,345)        (4,345)
Cumulative Currency Translation
 Adjustment                                 (5,320)       (12,189)
Cost of Treasury Stock                        (407)
                                        -------------------------
                                           860,227        846,069
                                        -------------------------
                                        $3,652,097     $3,616,237
=================================================================

 See Notes to Condensed Consolidated Financial Statements.

                            MANVILLE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           AND ACCUMULATED DEFICIT
              (Thousands of dollars, except per share amounts)
                                 (Unaudited)

                                                                  Three Months
                                                                Ended March 31,
                                                      -------------------------
INCOME                                                     1994           1993
- -------------------------------------------------------------------------------
Net Sales                                             $ 531,219      $ 504,311
Cost of Sales                                           411,459        397,872
Selling, General and Administrative                      61,841         59,300
Research, Development and Engineering                     8,921          9,440
Other Income (Loss), net                                 (4,051)        (1,841)
                                                      ------------------------
Income from Operations                                   44,947         35,858

Interest Income                                           2,171         17,311
Interest Expense                                         31,937         36,733
Profit Sharing Expense (Note 4)                           2,077          3,813
                                                      ------------------------
Income before Income Taxes                               13,104         12,623

Income Taxes (Benefit)                                    5,258        (17,759)
                                                      ------------------------

Income Before Minority Interest and
  Cumulative Effect of Accounting Change                  7,846         30,382
Minority Interest in Consolidated
  Subsidiary                                               (460)          (716)
                                                      ------------------------
Income before Cumulative Effect of
  Accounting Change                                       7,386         29,666
Cumulative Effect of a Change in Accounting
  for Postemployment Benefits, net of tax                              (13,881)
                                                      ------------------------
Net Income                                                7,386         15,785

Preference Stock Dividends/Accretion                     (6,231)        (5,439)
                                                      ------------------------
Net Income Applicable to Common Stock                 $   1,155      $  10,346
==============================================================================
ACCUMULATED DEFICIT
- ------------------------------------------------------------------------------
Accumulated Deficit at Beginning of Period            $(142,467)     $(167,704)
Net Income                                                7,386         15,785
Preference Stock Dividends/Accretion                     (6,231)        (5,439)
                                                      ------------------------
Accumulated Deficit at End of Period                  $(141,312)     $(157,358)
==============================================================================
INCOME PER COMMON SHARE
- ------------------------------------------------------------------------------
Primary and Fully Diluted:
  Income before Minority Interest and
   Cumulative Effect of Accounting Change                 $ .01          $ .20
  Minority Interest in Consolidated
   Subsidiary                                                             (.01)
                                                      ------------------------
  Income before Cumulative Effect
   of Accounting Change                                     .01            .19
  Cumulative Effect of a Change in
   Accounting for Postemployment Benefits,
   net of tax                                                             (.11)
                                                      ------------------------
  Net Income                                              $ .01          $ .08
==============================================================================

See Notes to Condensed Consolidated Financial
 Statements.

                             MANVILLE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                  Three Months
                                                                Ended March 31,
                                                       ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                      1994           1993
- -------------------------------------------------------------------------------
Net income                                             $  7,386       $ 15,785
Non-cash items included in net income:
  Depreciation, depletion and amortization               36,436         38,697
  Other postretirement benefits expense                   6,254          6,788
  Pension expense                                           717          2,096
  Cumulative effect of accounting change                                13,881
  Profit sharing expense                                  2,077          3,813
  Translation loss                                        3,189          2,438
  Deferred taxes                                         (2,134)          (281)
  Roofing guarantee income                                1,008            825
  Minority interest in net earnings of
    consolidated subsidiary                                 460            716
  Interest accretion                                                       798
  Other, net                                              2,661          1,006
(Increase) decrease in current assets:
  Receivables                                            (7,649)        11,553
  Inventories                                            (4,895)       (29,308)
  Prepaid expenses                                       (5,370)        (3,140)
Increase (decrease) in current liabilities:
  Accounts payable                                      (16,224)       (14,499)
  Compensation and employee benefits                    (19,560)       (16,366)
  Income taxes                                            7,765         (4,113)
  Other accrued liabilities                              17,446         22,457
Increase (decrease) in postretirement benefits
  other than pensions                                      (424)          (622)
Increase in other non-current liabilities                (2,742)         3,501
                                                       -----------------------
  Net cash provided by operating activities              26,401         56,025
                                                       -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
- ------------------------------------------------------------------------------
Purchases of property, plant and equipment              (84,601)       (80,985)
Proceeds from sales of marketable securities             48,109         40,543
Increase in other assets                                 (3,130)        (8,098)
Payments for acquisitions                                               (6,275)
Proceeds from sales of assets                             7,801            189
Purchases of marketable securities                      (62,744)
                                                       -----------------------
  Net cash used in investing activities                 (94,565)       (54,626)
                                                       -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
- ------------------------------------------------------------------------------
Issuance of debt                                         32,774         49,283
Payments on debt                                        (20,072)       (34,194)
Dividends on Preference Stock                            (4,154)
Minority interest in dividend from
  consolidated subsidiary                                  (484)          (484)
Stock options and warrants exercised                                       415
Treasury stock                                             (407)
                                                       -----------------------
  Net cash provided by financing activities               7,657         15,020
                                                       -----------------------

Effect of Exchange Rate Changes on Cash                    (185)           729
                                                       -----------------------

Net Increase (Decrease) in Cash and Equivalents         (60,692)        17,148

Cash and Equivalents at Beginning of Period             153,093        392,172
                                                       -----------------------
Cash and Equivalents at End of Period                  $ 92,401       $409,320
==============================================================================

See Notes to Condensed Consolidated Financial
 Statements.

                            MANVILLE CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Manville Corporation is an international holding company with two principal operating subsidiaries, Riverwood International Corporation ("Riverwood") and Schuller International ("Schuller"), collectively referred to as "the Company". When referring to the parent company only, Manville Corporation is defined as the "Manville holding company". The Manville holding company owns approximately
81.5 percent of Riverwood and 100 percent of Schuller.

For additional information regarding the Company's reorganization proceedings, accounting policies, operations and financial position refer to the Company's 1993 Annual Report and Form 10-K filed with the Securities and Exchange Commission.

The condensed consolidated financial statements as of March 31, 1994 and December 31, 1993 and for the three months ended March 31, 1994 and 1993 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles.

The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

Note 1 - Inventories

The major classes of inventories were as follows:

                                                  (Thousands of dollars)
                                                  March 31,  December 31,
                                                  -----------------------
                                                       1994          1993
                                                  ---------      --------
Finished goods                                     $ 88,723      $ 86,664
Work-in-process                                      26,650        19,703
Raw materials                                        53,589        55,883
Supplies                                             45,666        45,452
                                                   --------      --------
                                                   $214,628      $207,702
                                                   ========      ========

Note 2 - Long-Term Debt


The Company currently believes that regularly scheduled payments under existing loan agreements will be funded through operating cash flow, proceeds from the sale of nonstrategic assets, access to private and capital markets and amounts available under revolving credit facilities. Scheduled amortization payments in

1995 and 1996, as well as the Company's desire to modify certain covenants contained in subsidiary financing agreements, are part of the Company's 1994 refinancing analysis. The Company anticipates that Riverwood will need to refinance or restructure certain subsidiary debt to amend or eliminate certain covenant restrictions. Depending upon the structure of any such refinancing or debt restructuring, the costs of such refinancing or restructuring could be up to $20 million based on the current interest rate environment. The Company believes Riverwood will be able to refinance or restructure such debt on terms and at costs satisfactory to the Company.

Note 3 - Dividends Accrued Not Declared

Presently, $102.9 million of Common Stock Dividends Accrued Not Declared are reflected in the March 31, 1994 condensed consolidated balance sheet. These dividends were previously accrued based upon a refinancing arrangement, since terminated, that had been negotiated between the Company and the Manville Personal Injury Settlement Trust (the "PI Trust"). Even though the refinancing arrangement is no longer in effect, the Company's Board of Directors may consider declaring and paying common dividends from time to time. In making such decisions, the Board will evaluate the Company's capital needs, its debt levels and the economic environment of the markets served by the Company's businesses. The condensed consolidated balance sheet also reflects Cumulative Preference Stock Dividends Accrued Not Declared of $43.6 million at March 31, 1994 as part of the accounting for the refinancing arrangement. Although the common stock and preference stock dividends remain accrued, no assurance can be given that these dividends will be declared and paid by the Company.

Note 4 - Contingencies and Commitments

The Company has an obligation to pay annually 20 percent of its net earnings (as adjusted) to the PI Trust. Payments to the PI Trust are due each year based on the prior year's net earnings and will continue for as long as the PI Trust is in existence and any personal injury asbestos claims filed against the PI Trust remain unpaid. After termination of the PI Trust, an independent profit sharing obligation arises in favor of the Manville Property Damage Settlement Trust. Based upon a review of the existing and potential claims facing the two trusts, the Company believes that the profit sharing, for all practical purposes, will be payable in perpetuity unless the Company and the trusts agree to a restructuring or modification of the profit sharing obligations at some future date. In the first quarter of 1994, the Company recorded $2.1 million of profit sharing expense to be paid in 1995.

Riverwood is in the process of converting one of the two linerboard machines at its Macon, Georgia mill to coated board production. Total capital expenditures for the paper machine conversion and new recovery boiler were approximately $39 million during the first quarter of 1994. With the completion and start-up of the recovery boiler during the first quarter of 1994, the expenditure program to upgrade and convert the Macon mill to coated board continues to be on budget and on schedule. Coated board production began in April 1994, with limited coated board production expected to be available to meet the 1994 beverage season. During the third quarter of 1994, Riverwood expects to shut down one paper machine for approximately 45 days to complete the final phase of the conversion. As of March 26, 1994, outstanding purchase commitments relating to these and other related projects totaled approximately $37 million, which will be funded with operating cash flow and existing cash and marketable securities balances.

In December 1988 and January 1989, the Company acquired certain phenolic roofing insulation assets and related technology from Beazer East, Inc. ("Beazer"), the successor to Koppers Company, Inc. The Company exited the phenolic roofing business in February 1992. The Company has learned that phenolic roofing insulation manufactured by the Company may, under certain circumstances, contribute to corrosion of steel decks on which the insulation is installed.

In 1992, the Company commenced an inspection and sampling program of decks where its phenolic product was installed between 1989 and 1992. Based on experience to date and the information currently available, the Company recorded an estimated loss in the fourth quarter of 1993 of approximately $19.7 million for anticipated sampling, inspection and remediation costs. Through March 31, 1994, the total expenditures to the Company for inspections and claims sampling totaled approximately $2.7 million and the total expenditures for remediation were approximately $3 million. It is possible the ultimate loss, which cannot be determined at this time, could exceed the $19.7 million estimated loss recorded in 1993.

Any determination of the ultimate cost to the Company for phenolic-related deck corrosion must take into consideration insurance that is available to address such claims as well as other sources of indemnification. The Company has substantial insurance which applies to property damage resulting from metal deck corrosion; however, the Company is presently engaged in litigation over the extent of such coverage with its primary insurance carrier. At this time the Company believes it will be successful by verdicts or settlements in its efforts to recover from its insurance carriers the receivable of $7 million reflected in the Company's financial statements at March 31, 1994. The Company's belief that it will be successful in this action is based on its interpretation of the language of the relevant insurance policies and the Company's factual investigation to date. Because of the uncertainties involved in pending litigation, no assurances are possible.

During 1993, the Company filed a lawsuit against Beazer. The Company seeks recovery from Beazer for all costs and damages incurred as a result of the acquisition of the phenolic business. Additionally, to the extent negligence of others (contractors, architects, manufacturers of other roofing system components) is a contributing factor to roof deck corrosion, the Company may have rights in contribution for recovery of a substantial portion of its costs from such third parties.

With respect to environmental costs, the Company is committed to full compliance with all applicable environmental laws and regulations. Based on current information and regulatory requirements, the Company believes accruals established for environmental expenditures are adequate.

Note 5 - Income Taxes

In the first quarter of 1994, the Company recognized a deferred tax benefit of $0.8 million primarily related to a tax law change in Sweden that reduced the statutory Swedish federal tax rate to 28 percent from 30 percent.

The net income tax benefit of $17.8 million reported for the first quarter of 1993 reflects the U.S. income tax refund and changes to Brazilian income tax rates described below, partially offset by taxes on consolidated pretax income.

As a result of a retroactive change in U.S. income tax regulations regarding the payment of add-on minimum tax and the treatment of certain tax preference items for the years 1977 through 1986, the Company was entitled to a federal income tax refund plus accrued interest. During the first quarter of 1993 the Company received $31.4 million from the U.S. Internal Revenue Service, which was recorded as a reduction to income tax expense of $18.7 million and an increase to interest income of $12.7 million.

Effective January 1, 1993, the government of Brazil enacted new tax provisions, which reduced the statutory federal tax rate to 35 percent from 40 percent and also allowed for the accelerated liquidation of future tax liabilities on inflationary profits at reduced rates. As a result of these changes to Brazilian tax law, the Company recognized a net deferred income tax benefit of approximately $4.8 million in the first quarter of 1993.

Exclusive of these unusual items and their effect on income taxes, the Company's first quarter 1994 and 1993 tax rates were 46 percent and 57 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to U.S. state and local taxes and higher foreign effective tax rates.

Note 6 - Cumulative Effect of a Change in Accounting Principle

In the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. Accordingly, the March 31, 1993 financial information has been restated to recognize an accumulated postemployment benefit obligation of $13.9 million, net of taxes of $8.6 million.

Note 7 - Stock Incentive Plan

During the first quarter of 1993, certain key employees of Riverwood received awards under the Riverwood International Corporation 1992 Long-Term Incentive Plan. As a result, awards held by Riverwood employees under the Manville Corporation Stock Incentive Plan were canceled. In connection with the cancellation of these awards, the Company recorded a decrease of $3.4 million to both capital in excess of par value and unearned restricted stock compensation.

Note 8 - Earnings Per Common Share

Primary earnings per common share amounts are based on the weighted average number of common and common equivalent shares outstanding during the period. For the first quarter of 1994, primary and fully diluted earnings per common share amounts were based on 122,431,000 common equivalent shares. For the first three months of 1993, primary and fully diluted earnings per common share amounts were based on 122,923,000 and 122,950,000 common equivalent shares, respectively.

Beginning in 1994, dividends on the Company's Cumulative Preference Stock, Series B may be paid at an annual rate of $2.70 per share, payable quarterly, but only at the discretion of the Company's Board of Directors. On March 1, 1994 the Company paid a preference stock dividend of $0.45 per share to stockholders of record on February 21, 1994. The preference stock dividends of $6.2 million for the three months ended March 31, 1994, represents the dividends through the first quarter of 1994. The preference stock accretion of $5.4 million for the three months ended March 31, 1993 is the accretion to increase the carrying value of the preference stock and the preference stock dividend accrual based on the interest method.

Earnings per share amounts were calculated after the deduction for preference stock dividends and accretion.

Note 9 - Simultaneous Sale and Purchase of Roofing Businesses

On January 16, 1994, the Company completed an exchange of certain roofing businesses with Owens-Corning Fiberglas Corporation ("Owens-Corning") of Toledo, Ohio. Schuller acquired Owens-Corning's commercial and industrial roofing business in exchange for Schuller's residential roofing business.

Note 10 - Business Segment Information

Riverwood and Schuller report the results of their operations in five business segments. Riverwood reports its results in three
business segments:   Coated Board System, Containerboard and U.S.
Timberlands/Wood Products. The Coated Board System segment includes the production of coated board at paperboard mills in the United States and Europe; converting facilities in the United States, Australia and Europe; and worldwide packaging machinery operations related to the production and sale of beverage and folding cartons. The Containerboard segment includes timberlands and associated containerboard mills and corrugated box plants in Brazil as well as kraft paper, linerboard and corrugating medium production at two U.S. mills. The U.S. Timberlands/Wood Products segment includes timberlands and operations engaged in the supply of pulpwood to the U.S. mill operations, and the manufacture of lumber and plywood.

Schuller operates 35 manufacturing facilities in the United States, Canada and Germany and reports its results in two business segments: Building Products and Engineered Products. The Building Products segment manufactures building insulation products, roofing products and mechanical insulation products at plants in both the United States and Canada. Building insulation products include thermal and acoustical fiberglass insulation products that are suitable for use in various residential and commercial building applications. Roofing products include roof insulations, membranes and accessories for use in various commercial and industrial building applications. Mechanical insulation products include fiberglass air duct systems, thermal acoustical blankets and mechanical piping insulation. The Engineered Products segment is comprised of Schuller's mats and reinforcements business, including Schuller GmbH, Schuller's German subsidiary, and the equipment insulations and filtration businesses. The mats and reinforcements business manufactures continuous filament fiberglass products, including mats and fibers for roofing applications, fiberglass for plastics reinforcements, textile glass products used primarily for wall coverings and nonwoven fiberglass mats for specialty applications. The equipment insulations business manufactures insulation for heating, ventilating and air conditioning equipment; aircraft; appliances; and acoustic applications; and fiberglass wool for automotive headliner and hoodliner parts. Filtration products include air filtration media for commercial and industrial buildings and microfibers for use in battery separators and clean room air filters.

Financial results for the Manville holding company's oil and gas property (which was sold in the third quarter of 1993) and its equity investment in the Stillwater platinum and palladium mining operations are included in Corporate and Eliminations for business segment reporting purposes.

Manville Corporation                                  Three Months
Consolidated Major Business Segments                Ended March 31,
                                                   1994       1993
- ------------------------------------------------------------------
Net Sales
- ------------------------------------------------------------------
Riverwood International:
  Coated Board System                          $169,952   $171,185
  Containerboard                                 64,421     53,754
  U.S. Timberlands/Wood Products                 34,526     36,233
  Corporate and Eliminations                     (3,991)    (4,682)
- ------------------------------------------------------------------
                                                264,908    256,490
- ------------------------------------------------------------------

Schuller International:
  Building Products                             145,139    128,966
  Engineered Products                           126,092    125,242
- ------------------------------------------------------------------
                                                271,231    254,208
Corporate and Eliminations                       (4,920)    (6,387)
- ------------------------------------------------------------------

Total Company Net Sales                        $531,219   $504,311
==================================================================


Income (Loss) From Operations
- ------------------------------------------------------------------
Riverwood International:
  Coated Board System                          $ 23,653   $ 20,588
  Containerboard                                 (6,999)    (4,615)
  U.S. Timberlands/Wood Products                 12,217     12,748
  Corporate and Eliminations                     (6,373)    (6,870)
- ------------------------------------------------------------------
                                                 22,498     21,851
- ------------------------------------------------------------------

Schuller International:
  Building Products                              14,299      9,026
  Engineered Products                            14,246     12,504
- ------------------------------------------------------------------
                                                 28,545     21,530
Corporate and Eliminations                       (6,096)    (7,523)
- ------------------------------------------------------------------

Total Company Income from
  Operations                                   $ 44,947   $ 35,858
==================================================================

Net sales included in Corporate and Eliminations relate primarily to the elimination of intersegment sales (at prices approximating market).

Report of Independent Accountants

To the Stockholders and Directors
  of Manville Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Manville Corporation as of March 31, 1994 and the related condensed consolidated statement of income and accumulated deficit and cash flows for the three month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 4, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ COOPERS & LYBRAND
- ---------------------
    COOPERS & LYBRAND



Denver, Colorado
April 21, 1994

Item 2.

                              MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Manville Corporation is an international holding company with two principal operating subsidiaries, Riverwood International Corporation ("Riverwood") and Schuller International ("Schuller"), collectively referred to as "the Company". When referring to the parent company only, Manville Corporation is defined as the "Manville holding company". The Manville holding company owns approximately
81.5 percent of Riverwood and 100 percent of Schuller.

Riverwood and Schuller report the results of their operations in five business segments. Riverwood reports its results in three business segments: Coated Board System, Containerboard and U.S. Timberlands/Wood Products. The Coated Board System segment includes the production of coated board at paperboard mills in the United States and Europe; converting facilities in the United States, Australia and Europe; and worldwide packaging machinery operations related to the production and sale of beverage and folding cartons. The Containerboard segment includes timberlands and associated containerboard mills and corrugated box plants in Brazil as well as kraft paper, linerboard and corrugating medium production at two U.S. mills. The U.S. Timberlands/Wood Products segment includes timberlands and operations engaged in the supply of pulpwood to the U.S. mill operations, and the manufacture of lumber and plywood.

Schuller operates 35 manufacturing facilities in the United States, Canada and Germany and reports its results in two business segments: Building Products and Engineered Products. The Building Products segment manufactures building insulation products, roofing products and mechanical insulation products at plants in both the United States and Canada. Building insulation products include thermal and acoustical fiberglass insulation products that are suitable for use in various residential and commercial building applications. Roofing products include roof insulations, membranes and accessories for use in various commercial and industrial building applications. Mechanical insulation products include fiberglass air duct systems, thermal acoustical blankets and mechanical piping insulation. The Engineered Products segment is comprised of Schuller's mats and reinforcements business, including Schuller GmbH, Schuller's German subsidiary, and the equipment insulations and filtration businesses. The mats and reinforcements business manufactures continuous filament fiberglass products, including mats and fibers for roofing applications, fiberglass for plastics reinforcements, textile glass products used primarily for wall coverings and nonwoven fiberglass mats for specialty applications. The equipment insulations business manufactures insulation for heating, ventilating and air conditioning equipment; aircraft; appliances; and acoustic applications; and fiberglass wool for automotive headliner and hoodliner parts. Filtration products include air filtration media for commercial and industrial buildings and microfibers for use in battery separators and clean room air filters.

Financial results for the Manville holding company's oil and gas property (which was sold in the third quarter of 1993) and its equity investment in the Stillwater platinum and palladium mining operations are included in Corporate and Eliminations for business segment reporting purposes.

Results by Segment
- ------------------

Riverwood's net sales in the first quarter of 1994 increased by $8.4 million, or three percent, from the first quarter of 1993 due to higher sales in the Containerboard segment, offset in part by lower sales in the U.S. Timberlands/Wood Products segment. The Coated Board System segment's net sales remained relatively unchanged. A lower amount of coated board sold to the open markets was offset by an increase in coated board used in Riverwood's integrated converting process. Net sales of beverage cartons increased in the first quarter of 1994 compared with the first quarter of 1993 primarily due to volume increases, while net sales of paperboard used in folding carton applications decreased due to weak worldwide markets. Net sales of beverage cartons sold in North America increased 10 percent primarily due to volume. However, the effect of stronger U.S. dollar currency exchange rates in the first quarter of 1994 compared with the same quarter of 1993 resulted in approximately $3 million lower reported U.S. dollar net sales from international operations. Net sales in the Containerboard segment increased $10.7 million, or 20 percent, primarily due to increased volume of containerboard sold at both the West Monroe, Louisiana and Macon, Georgia mills, offset in part by lower worldwide linerboard prices and lower reported net sales in Brazil. Net sales in the U.S. Timberlands/Wood Products segment decreased by $1.7 million, or five percent, in the first quarter of 1994 compared with the first quarter of 1993, due principally to lower selling prices of plywood and lower volume of both plywood and lumber products, partially offset by an increase in lumber prices.

Riverwood's gross profit for the first quarter of 1994 increased $4.7 million, or nine percent, from the first quarter of 1993. The gross profit margin increased to 22 percent in the first quarter of 1994 from 21 percent in the same quarter of 1993 primarily as a result of an increase in the Coated Board System segment's gross profit margin, offset in part by a decrease in the gross profit margin of the Containerboard segment. The Coated Board System segment's gross profit margin increased primarily due to improved productivity and higher volume in the U.S. beverage markets which more than offset some declines in selling prices primarily in folding carton markets. Lower prices in the worldwide linerboard markets adversely affected the gross profit margin of the

Containerboard segment. The U.S. Timberlands/Wood Products segment's profit margins remained unchanged.

Total board mill shipments in the first quarter of 1994 and 1993 were as follows:

                                  1994      1993
                                --------  --------
                                (Thousands of tons)
              Coated Board         183.9     179.5
              Containerboard       243.7     188.6
                                   -----     -----
                                   427.6     368.1
                                   =====     =====

Riverwood's selling, general and administrative expenses increased $2.2 million, or seven percent, in the first quarter of 1994 compared with the same period in 1993, and as a percentage of net sales increased by 0.5 percentage point to 12 percent. The increase was due principally to the additional infrastructure established to support the packaging machinery operations and the worldwide marketing of coated board. Research, development and engineering expenses increased by $0.3 million, or 17 percent, principally due to a higher level of packaging machinery engineering costs associated with expanding packaging machinery operations.

Riverwood's other income (loss), net, decreased to a net loss of $1.3 million in the first quarter of 1994 from other income, net of $0.3 million in the first quarter of 1993. The change in other income (loss), net, was due principally to a one-time gain recognized in the first quarter of 1993 on a final purchase price settlement of a previous acquisition.

Riverwood's first quarter income from operations increased by $0.6 million, or three percent, for 1994 compared to 1993; however, operating margins remained unchanged at nine percent of net sales. The Coated Board System segment's operating earnings increased $3.1 million, or 15 percent, resulting primarily from a favorable mix of higher beverage carton sales and lower board sales to worldwide folding carton markets and productivity improvements in the coated board paper mills and converting plants, offset in part by higher marketing and packaging machinery development expenditures and weak worldwide folding carton markets. The operating loss of the Containerboard segment was $7 million for the first quarter of 1994 compared with a loss of $4.6 million for 1993. The operating loss in the Containerboard segment for the first quarter of 1994 was due principally to losses at the Macon mill. The year-to-year decrease of $2.4 million in income from operations in the Containerboard segment was principally a result of lower linerboard prices and reduced earnings from Riverwood's Brazilian operations, offset in part by higher volume at the U.S. containerboard operations. Income from operations in the U.S. Timberlands/Wood Products segment decreased by $0.5 million, or four percent, primarily due to lower selling prices for plywood products, despite improved lumber pricing.

Schuller's Building Products segment first quarter 1994 net sales of $145.1 million increased by 13 percent, or $16.2 million, when compared with the same period in 1993. This increase primarily resulted from increased sales volumes associated with strong construction activity and market share gains, along with an improved pricing environment, particularly in the building insulation business. Improved operating leverage, combined with the favorable impact of the commercial and industrial roofing business acquired in January 1994 in exchange for the Company's residential roofing business, resulted in an improvement in the gross profit margin to 24 percent in the first quarter of 1994 compared to 21 percent in the first quarter of 1993.

The Building Products segment reported first quarter 1994 income from operations of $14.3 million, an increase of $5.3 million, or 58 percent, from the first quarter of 1993.

Schuller's Engineered Products segment first quarter 1994 net sales remained essentially flat compared with the same period in 1993, due primarily to continued weakness in the worldwide markets of products that comprise this segment. With the segment's gross profit margin unchanged at 21 percent for the first quarter of both 1994 and 1993, operating earnings for this segment increased mainly from reductions in administrative and research expenses.

The Engineered Products segment reported first quarter 1994 income from operations of $14.2 million, an increase of $1.7 million, or 14 percent, from the $12.5 million in income from operations reported for the first quarter of 1993.

Interest Income

Compared with the first quarter of 1993, the Company's interest income decreased $15.1 million to $2.2 million in 1994 from $17.3 million in 1993. Of the total quarter-to-quarter decrease, $12.7 million is attributable to accrued interest received on the income tax refund described below. The remainder of the quarter-to-quarter decrease is primarily due to lower average cash and marketable securities balances held during the first quarter of 1994 compared with the first quarter of 1993.

Interest Expense

During the first quarter of 1994, the Company capitalized interest totaling $6.1 million compared with $3.5 during the first quarter of 1993, of which the majority was capitalized in connection with the Macon mill conversion project. Gross interest expense incurred, before capitalization of interest, was $38.1 million for the first quarter of 1994, a decrease of $2.1 million when compared with $40.2 million for the same period in 1993. The $2.1 million decrease in interest expense was primarily due to a partial prepayment in August 1993 of debt owed to the Manville Personal Injury Settlement Trust (the "PI Trust"), offset in part by Riverwood's issuance of $125 million of 6.75 percent Convertible Subordinated Notes in September 1993.

Profit Sharing Expense

Profit sharing expense for the first quarter of 1994 totaled $2.1 million, a decrease of $1.7 million from the $3.8 million recorded in the first quarter of 1993. Profit sharing expense recorded in the first quarter of 1993 included the impacts of the Brazilian income tax benefit and the U.S. income tax refund and related accrued interest described below, partially offset by the cumulative effect of an accounting change.

Income Taxes

In the first quarter of 1994, the Company recognized a deferred tax benefit of $0.8 million primarily related to a tax law change in Sweden that reduced the statutory Swedish federal tax rate to 28 percent from 30 percent.

The net income tax benefit of $17.8 million reported for the first quarter of 1993 reflects the U.S. income tax refund and changes to Brazilian income tax rates described below, partially offset by taxes on consolidated pretax income.

As a result of a retroactive change in U.S. income tax regulations regarding the payment of add-on minimum tax and the treatment of certain tax preference items for the years 1977 through 1986, the

Company was entitled to a federal income tax refund plus accrued interest. During the first quarter of 1993, the Company received $31.4 million from the U.S. Internal Revenue Service, which was recorded as a reduction to income tax expense of $18.7 million and an increase to interest income of $12.7 million.

Effective January 1, 1993, the government of Brazil enacted new tax provisions which reduced the statutory federal tax rate to 35 percent from 40 percent and also allowed for the accelerated liquidation of future tax liabilities on inflationary profits at reduced rates. As a result of these changes to Brazilian tax law, the Company recognized a net deferred income tax benefit of approximately $4.8 million in the first quarter of 1993.

Exclusive of these unusual items and their effect on income taxes, the Company's first quarter 1994 and 1993 tax rates were 46 percent and 57 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to U.S. state and local taxes and higher foreign effective tax rates.

Cumulative Effect of a Change in Accounting Principle

In the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. Accordingly, the March 31, 1993 financial information has been restated to recognize an accumulated postemployment benefit obligation of $13.9 million, net of taxes of $8.6 million.

Net Income

Net income applicable to common stock for the first quarter of 1994 was $1.2 million, compared with $10.3 million for the same period of 1993. As previously described, net income reported for the first quarter of 1993 included a U.S. income tax refund plus related interest income, the Company's share of an income tax benefit at Riverwood due to tax law changes in Brazil and a charge for the cumulative effect of a change in accounting principle. Excluding these items and their effect on profit sharing expense, 1993 first quarter results applicable to common stock would have been a loss of approximately $4.3 million.

Income Per Common Share

Primary and fully diluted earnings per common share for the first quarter of 1994 were both $0.01 as compared with primary and fully diluted earnings per common share of $0.08 each for the same period in 1993.

Earnings per common share amounts were calculated after deducting preference stock dividends for 1994 and accretion for 1993. Primary and fully diluted earnings per common share amounts for the first quarter of 1994 were each based on 122,431,000 weighted average common equivalent shares outstanding. Primary and fully diluted earnings per common share amounts for the same period of 1993 were based on 122,923,000 and 122,950,000 weighted average common equivalent shares outstanding, respectively.

Liquidity and Capital Resources

The Company broadly defines liquidity as its ability to generate sufficient cash flow to satisfy operating requirements, fund capital expenditures and meet its existing obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing obligations. Therefore, liquidity cannot be considered separately from capital resources, which consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Additionally, the Company's relationship with the PI Trust should also be considered in analyzing liquidity.

Cash flow provided by operating activities for the first quarter of 1994 was $26.4 million. The Manville holding company's ability to generate sufficient cash in 1994 and beyond is dependent upon funds generated from a tax sharing agreement with Riverwood, dividends declared by Riverwood, Schuller operations, asset dispositions and capital raised through external sources. As a result of the Riverwood public offerings completed during 1992, the Manville holding company no longer has unrestricted access to cash flows generated by Riverwood. In addition, certain of the Company's subsidiaries may be restricted in the amount of dividends that can be repatriated due to governmental regulations, economic conditions or provisions contained in financing agreements.

A tax sharing agreement between the Manville holding company and Riverwood provides that Riverwood's U.S. taxes be calculated as if it were a fully independent entity and that such tax amounts are to be remitted to the Manville holding company. The Company is able to apply tax benefits to reduce the consolidated domestic tax obligation, allowing the Manville holding company to retain a large portion of the cash remitted by Riverwood. Under the terms of the tax sharing agreement, the Manville holding company received approximately $13 million from Riverwood for its 1993 U.S. federal and state income taxes. The Manville holding company currently intends to maintain at least an 80 percent ownership interest in Riverwood in order to preserve the consolidated tax entity and utilize existing tax benefits.

Riverwood's ability to generate cash in 1994 and beyond is dependent upon funds generated from operations and the flow of funds from subsidiaries. Funds from operations are dependent, in part, upon Riverwood's ability to successfully market the additional capacity from the Macon mill at prices satisfactory to Riverwood, and Riverwood's ability to successfully implement its reengineering and cost reduction programs.

Riverwood paid quarterly cash dividends on its common stock of $0.04 per share on March 24, 1994 and March 22, 1993. In connection with these dividends, the Manville holding company received approximately $2 million from Riverwood during both the first quarter of 1994 and 1993. Riverwood currently intends to continue paying quarterly dividends of $0.04 per share subject to a number of conditions, including approval by Riverwood's Board of Directors and compliance with covenants in debt instruments and other agreements.

Dividends on the Company's Cumulative Preference Stock, Series B, may be paid quarterly beginning in 1994 at an annual rate of $2.70 per share, but only at the discretion of the Company's Board of Directors after other funding requirements under the Plan (defined below) have been met. Manville paid a cash dividend of $4.2 million, or $0.45 per share, on March 1, 1994 to Cumulative Preference Stock, Series B stockholders of record on February 21, 1994.

The Company has established a $100 million receivable sale facility for Schuller's domestic operations which requires, among other things, that the Company maintain a specified level of tangible net worth. At March 31, 1994 the Company met the financial covenants of the receivables sale facility. At March 31, 1994 the Company had credit facilities totaling approximately $244 million under the domestic receivables sale facility and various foreign and domestic revolving credit facilities, of which approximately $223 million was available for use. The Company also has arrangements with certain foreign banks for discounting receivables. As of March 31, 1994, approximately $32 million of overseas receivables had been discounted.

At March 31, 1994 the Company had net working capital of $280 million, including cash and marketable securities of $182 million. Approximately $35 million of cash and marketable securities is located outside of the U.S. and Canada and approximately $90 million is held by Riverwood of which $13 million is located outside of the U.S.

Cash and marketable securities decreased by approximately $46 million during the first quarter of 1994. This decrease is primarily attributable to cash used on the conversion project at the Macon mill.

Overall, the Company's debt increased during the first quarter of 1994 by approximately $18 million principally as a result of new borrowings by foreign subsidiaries. Principal reductions on long-term debt payable to lenders other than the PI Trust are expected to be approximately $16 million during 1994, prior to any refinancings. Total scheduled payments to the PI Trust during 1994 will consist of $41 million of principal and accrued interest pertaining to the regularly scheduled payments due on the Trust Bonds (defined below).

The Company currently believes that regularly scheduled payments under existing loan agreements will be funded through operating cash flows and other cash sources. Scheduled amortization payments in 1995 and 1996, as well as the Company's desire to modify certain covenants contained in subsidiary financing agreements, are part of the Company's 1994 refinancing analysis. The Company anticipates that Riverwood will need to refinance or restructure certain subsidiary debt to amend or eliminate certain covenant restrictions. Depending upon the structure of any such refinancing or debt restructuring, the costs of such refinancing or debt restructuring could be up to $20 million based on the current interest rate environment. The Company believes Riverwood will be able to refinance or restructure such debt on terms and at costs satisfactory to the Company. Riverwood is in the process of seeking the consent of the PI Trust for certain proposed refinancing arrangements.

The Company's capital expenditures for 1994 are expected to be approximately $315 million, of which approximately $210 million are budgeted for Riverwood including expenditures at the Macon mill, the cost of additional packaging machinery placements, projects that will add worldwide press and converting capacity and costs for environmental compliance. Based on its current capital structure,

Riverwood expects to capitalize approximately $20 million of interest expense during 1994. With the completion and start-up of the recovery boiler during the first quarter of 1994, the program to upgrade and convert one of the Macon mill's two linerboard machines to coated board production continues to be on budget and on schedule. Coated board production began in April 1994, with the start up of the on-line coater which results in limited coated board production being available to meet the 1994 beverage season. During the third quarter Riverwood expects to shut down one paper machine for approximately 45 days to complete the final phase of the conversion. Outstanding purchase commitments relating to these and other projects underway at the Macon mill totaled approximately $37 million at quarter-end. These capital expenditures will be funded with operating cash flow and existing cash and marketable securities balances.

During 1993, Schuller initiated a program to expand its fiberglass wool capacity used for building insulation products. The planned capital expansion is estimated at approximately $100 million and will increase Schuller's building insulation capacity by approximately 20 percent. The Company believes that such a capacity expansion will enable its building insulation business to maintain or modestly gain market share through 1996.

In the fourth quarter of 1993, Riverwood recorded a $25 million charge for the write-down of assets and provisions for severance, relocation and related costs as Riverwood restructures and consolidates certain operations and infrastructure levels. Riverwood is implementing an ongoing plan designed to streamline operations, increase efficiency and cost effectiveness and enhance worldwide customer service capability. Approximately $20 million of the restructuring reserve relates to provisions for cash expenditures that are expected to occur through 1995 and will be funded from existing cash, operations and anticipated savings. The remainder of the reserve is being used to write down the book value of certain related assets. Through March 1994, approximately $6.4 million had been charged against the restructuring reserve, of which approximately $4.1 million related to cash expenditures. Riverwood estimates that the restructuring program could reduce 1994 expenses by approximately $7 million with additional benefits to be realized in later years.

During 1993 Schuller initiated various activities to restructure its domestic and international operations in order to reduce its cost structure and remain competitive. Accordingly, during 1993 Schuller recorded a restructuring charge aggregating $26.5 million related to (i) expenses for sampling, inspection and remediation associated with a former phenolic roofing insulation business, offset in part by expected insurance recoveries; (ii) additional severance costs for ongoing programs to reduce costs; and (iii) estimated costs associated with the exchange of the Company's residential roofing business for Owens-Corning Fiberglas Corporation's North American commercial and industrial roofing business. Approximately $21 million of these 1993 restructuring charges will result in future cash expenditures that are expected to occur through 1997 and will be funded from existing cash, operations and anticipated savings. Approximately $2 million of the 1993 restructuring charges related to the write-down of assets in conjunction with the Company's exchange of roofing businesses. Approximately $8 million has been charged against these reserves through March 1994, of which $5 million was charged during the first quarter of 1994.

Schuller has implemented a portion of the separations anticipated in connection with the restructuring plan and in January of 1994 completed the exchange of it's residential roofing business for a commercial and industrial roofing business. Schuller believes that it has already begun to realize benefit from its restructuring activities implemented to date, evidenced in part by the improvement in the gross profit margin reported in the Building Products segment during the first quarter of 1994. Total anticipated benefits attributable to the exchange of roofing businesses cannot be reasonably estimated due to the nature of the transaction. Schuller estimates that separations implemented as a result of the restructuring program will reduce 1994 expenses by approximately $10 million.

In December 1988 and January 1989, the Company acquired certain phenolic roofing insulation assets and related technology from Beazer East, Inc. ("Beazer"), the successor to Koppers Company, Inc. The Company exited the phenolic roofing business in February 1992. The Company has learned that phenolic roofing insulation manufactured by the Company may, under certain circumstances, contribute to corrosion of steel decks on which the insulation is installed.

In 1992, the Company commenced an inspection and sampling program of decks where its phenolic product was installed between 1989 and 1992. Based on experience to date and the information currently available, the Company recorded an estimated loss in the fourth quarter of 1993 of approximately $19.7 million for anticipated sampling, inspection and remediation costs. Through March 31, 1994, the total expenditures to the Company for inspections and claims sampling totaled approximately $2.7 million and the total expenditures for remediation were approximately $3 million. It is possible the ultimate loss, which cannot be determined at this time, could exceed the $19.7 million estimated loss recorded in 1993.

Any determination of the ultimate cost to the Company for phenolic-related deck corrosion must take into consideration insurance that is available to address such claims as well as other sources of indemnification. The Company has substantial insurance which applies to property damage resulting from metal deck corrosion; however, the Company is presently engaged in litigation over the extent of such coverage with its primary insurance carrier. At this time the Company believes it will be successful by verdicts or settlements in its efforts to recover from its insurance carriers the receivable of $7 million reflected in the Company's financial statements at March 31, 1994. The Company's belief that it will be successful in this action is based on its interpretation of the language of the relevant insurance policies and the Company's factual investigation to date. Because of the uncertainties involved in pending litigation, no assurances are possible.

During 1993, the Company filed a lawsuit against Beazer. The Company seeks recovery from Beazer for all costs and damages incurred as a result of the acquisition of the phenolic business. Additionally, to the extent negligence of others (contractors, architects, manufacturers of other roofing system components) is a contributing factor to roof deck corrosion, the Company may have rights in contribution for recovery of a substantial portion of its costs from such third parties.

The Company believes that there are certain areas that may require financial commitments in excess of liabilities currently reflected on the consolidated balance sheet, though such amounts are not expected to have a material impact on the financial position of the Company. With respect to environmental costs, the Company is committed to full compliance with all applicable environmental laws and regulations. Environmental law at the present is dynamic, and as a result, costs that are unforeseeable at this time may be incurred when new laws are enacted, and/or the environmental agencies promulgate or revise regulations in furtherance of such legislation. For example, the Company is currently awaiting the federal Environmental Protection Agency's implementation of the 1990 Amendments to the Clean Air Act to determine their impact on the Company's business segments. In addition, the federal Environmental Protection Agency has issued new proposed regulations for the pulp and paper industry (the "Proposed Regulations"). It is expected that the earliest time for industry compliance with the Proposed Regulations should not be prior to the first quarter of 1999. At this time, the Company estimates capital spending that may be required to comply with the Proposed Regulations could be between $20 million and $40 million to be spent over a three-year period beginning in 1996.

The Company is engaged in environmental remediation projects for properties currently owned or operated by the Company and properties divested by the Company for which responsibility was retained for preexisting conditions. In addition, the Company has been identified as a potentially responsible party at certain sites under the federal Comprehensive Environmental Response, Compensation, and Liability Act or similar state legislation, and as such could be jointly and severally liable for remediation costs at these sites. The Company's actual final costs in some instances cannot be estimated until the remediation process is substantially completed. To address these contingent environmental costs, the Company has established appropriate accruals where such costs are probable and can be reasonably estimated. The Company believes that based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate.

The Company believes that with cash generated from operations, its current cash and marketable securities position, proceeds from the sale of nonstrategic assets, access to private and capital markets and credit facilities, it can adequately fund normal debt service requirements, its planned capital spending program and its other commitments.

Relationship of Manville to the Personal Injury Trust

In 1982 the Company and its principal U.S. and Canadian subsidiaries filed petitions for reorganization under Chapter 11 of the federal Bankruptcy Code. The filings were precipitated by contingent liabilities resulting from litigation arising out of the Company's previous asbestos-related business operations.

The Company's Plan of Reorganization ("the Plan") was confirmed in 1986 and consummated on November 28, 1988. The Plan relieves the Company of the burden of defending thousands of asbestos lawsuits through the creation of two independent trusts created to assume, administer, settle and pay claims. The Plan, a court order ("the Injunction") and the Federal Bankruptcy Code together operate to prohibit all persons from taking any actions against the Company with respect to any past, present or future asbestos-related liabilities.

In lieu of bringing actions against the Company, asbestos claimants may assert their claims only against the PI Trust or the Manville Property Damage Settlement Trust, which have been and will continue to be funded by the Company pursuant to the Plan. The PI Trust holds all of the Company's non-interest bearing long-term bonds (the "Trust Bonds") with a current face value of $1 billion (present value of $323 million at March 31, 1994 as reflected in long-term debt on the Company's condensed consolidated balance sheet) and approximately 80 percent of the Company's common stock. In addition, the Company has an obligation to pay 20 percent of its profits (as defined in the Amended and Restated Supplemental Agreement between the PI Trust and the Manville holding company) to the PI Trust. Profit sharing payments to the PI Trust are due each year based on the prior year's net earnings and will continue for as long as the PI Trust is in existence and any personal injury asbestos claims filed against the PI Trust remain unpaid. After termination of the PI Trust, an independent profit sharing obligation arises in favor of the Manville Property Damage Settlement Trust. Based upon a review of the existing and potential claims facing the two trusts, the Company believes that the profit sharing, for all practical purposes, will be payable in perpetuity unless the Company and the trusts agree to a restructuring or modification of the profit sharing obligations at some future date. The Company paid $13 million to the PI Trust in April 1994 related to 1993 profit sharing.

On November 19, 1990, the Company and the PI Trust entered into formal agreements with respect to a refinancing arrangement (the "Refinancing Arrangement") that was designed to enhance the PI Trust's liquidity, including the payment of a series of special dividends (the "Special Dividends") to all stockholders of up to $650 million over seven years. Dividends of $1.04 per common share were paid by the Company on December 28, 1992 and June 14, 1993.

Certain aspects of the Refinancing Arrangement, including the Special Dividends, restructuring of the Trust Bonds and covenant modification were dependent on final court approval of a settlement of a class action lawsuit (the "Class Action") instituted to restructure the method by which the PI Trust pays claims. The Company is not a party to the Class Action. On June 27, 1991, the United States District Courts for the Eastern and Southern Districts of New York (the "Courts") entered an order approving the settlement of the Class Action. On December 4, 1992, the United States Court of Appeals for the Second Circuit vacated and remanded for further proceedings the decision of the Courts. The Court of Appeal's decision has become final and accordingly, those aspects of the Refinancing Arrangement conditioned upon final court approval of the Class Action settlement have terminated.

Dividends Accrued Not Declared

Presently, $102.9 million of Common Stock Dividends Accrued Not Declared are reflected in the March 31, 1994 condensed consolidated balance sheet. This accrual represents the amount of the proposed third and fourth Special Dividends under the Refinancing Arrangement which has since terminated. Even though the refinancing arrangement is no longer in effect, the Company's Board of Directors may consider declaring and paying common dividends from time to time. In making such decisions, the Board may evaluate the Company's capital needs, its debt levels and the economic environment of the markets served by the Company's businesses. The Company also reflects Cumulative Preference Stock Dividends Accrued Not Declared of $43.6 million at March 31, 1994 as part of the accounting for the Refinancing Arrangement. Although the common stock and preference stock dividends remain accrued, no assurance can be given that these dividends will be declared and paid by the Company.

For additional information regarding the Company's accounting policies, the Plan, the Injunction, the PI Trust, the Manville Property Damage Settlement Trust, the Refinancing Arrangement, the Trust Bonds, the Special Dividends and the Class Action, readers are referred to the Company's 1993 Annual Report and Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

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

Plan of Reorganization and Related Injunction

In 1982, Manville and its principal U.S. and Canadian subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The filings were precipitated by contingent liabilities resulting from litigation arising out of the Company's previous asbestos-related business operations. A separate Plan of Reorganization for Riverwood International USA, Inc., a principal subsidiary of Riverwood International Corporation ("Riverwood"), a majority owned subsidiary of the Company, was confirmed by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") in 1984. In December 1986, the Plan was confirmed by the Bankruptcy Court. The order confirming the Plan became final in 1988 and the Plan was consummated on November 28, 1988. During the fourth quarter of 1988, the Company made various distributions to creditors and equity holders as required under the Plan.

The Plan relieves the Company of the burden of defending thousands of asbestos lawsuits. This is accomplished through independent trusts created to assume, administer, settle and pay claims. In lieu of bringing actions against the Company, asbestos claimants may assert their claims only against the Manville Personal Injury Settlement Trust (the "PI Trust") or the Manville Property Damage Settlement Trust (the "PD Trust"), which are funded by the Company pursuant to the Plan. Only claims filed by May 31, 1985 may be brought against the PD Trust. The Plan, the Injunction issued in connection with the Plan, and the federal Bankruptcy Code together operate to prohibit all persons from taking any actions against the Company with respect to any past, present or future asbestos-related liabilities. The Injunction and the Plan also prohibit the assertion of punitive damage claims by asbestos claimants against the Company, the PI Trust or the PD Trust.

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

On November 19, 1990, the Company and the PI Trust entered into formal agreements with respect to an arrangement (the "Refinancing Arrangement") which, if consummated, would have enhanced the PI Trust's liquidity. Also on November 19, 1990, five asbestos plaintiffs filed a limited fund class action lawsuit (the "Class Action") against the Trustees of the PI Trust in the United States District Courts for the Eastern and Southern Districts of New York (the "Courts"). The Class Action was filed on behalf of all beneficiaries of the PI Trust and seeks to restructure the methods by which the PI Trust administers and pays claims. The Company is not a party to the Class Action. The Class Action was settled on November 23, 1990 (the "Restructuring Settlement"). Certain provisions of the Refinancing Arrangement were subject to numerous approvals and conditions, including, among other things, a final order approving the Restructuring Settlement. On November 26, 1990, the Company filed a separate motion asking the Courts and the Bankruptcy Court to issue orders reaffirming the Injunction.

The Courts and the Bankruptcy Court entered an order, as modified in July 1991 (the "Order"), which, among other things, reaffirmed the Injunction (the "Reaffirmation Order") and approved settlement of the Restructuring Settlement. Thirteen appeals of the Order were filed by various parties; however, the Reaffirmation Order was not challenged in the lower court or on appeal. On February 24, 1992, the Court of Appeals for the Second Circuit (the "Second Circuit") heard the various appeals of the Order.

On December 4, 1992, the Second Circuit vacated and remanded the Order. The Second Circuit found, among other reasons for remanding the Restructuring Settlement, that the representatives of the class may not have fairly represented the interests of all persons who were made part of the Class Action. The decision of the Second Circuit, as subsequently modified, has become final. As a result, various aspects of the Refinancing Arrangement have terminated. Attempts by the parties to the Class Action to reach a new settlement are continuing. Three days of trial of the Class Action were held on March 15,1994 and May 11-12, 1994. In the absence of a settlement, the trial is scheduled to resume June 9, 1994.


Those aspects of the Refinancing Arrangement which terminated when the Second Circuit decision became final and non-appealable include:

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

Certain of the aspects of the Refinancing Arrangement referred to in (2) and (3) of the preceding paragraph were addressed in a Bond Prepayment Agreement dated August 25, 1993 (the "Agreement"), pursuant to which Manville made a partial prepayment of certain of its obligations to the PI Trust under the bonds issued to the PI Trust. The partial prepayment consisted of a cash payment of $150 million and an assignment to the PI Trust of $100 million principal amount of Riverwood's currently outstanding notes held by Manville (the "Notes"), plus accrued interest. The Agreement also provided for certain registration rights with respect to the Notes pursuant to which Riverwood registered the Notes under the Securities Act of 1933, as amended. On October 14, 1993, the PI Trust completed a public secondary sale of the Notes. Neither the Company nor Riverwood received any of the proceeds from the offering made by the PI Trust.

Manville is committed to the general principles underlying the terminated Refinancing Arrangement and to fulfilling its obligations to the PI Trust and to all stockholders under the Plan.

Environmental Proceedings

The Company's landfill at its Waukegan, Illinois facility continues to be included on the National Priorities List ("NPL") pursuant to CERCLA. Remedial action began during the fourth quarter of 1988 and was completed during the third quarter of 1991. During the first quarter of 1993, the EPA issued a supplemental CERCLA decision document, i.e., an Explanation of Significant
                                                --------------------------
Differences ("ESD"), to reflect that, inter alia, remedial action was taken
- -----------
onsite which was in addition to that described in the Record of Decision and the Consent Decree. The EPA is now seeking both a modification to the Consent Decree to incorporate the additional remedial action described in the ESD as well as appropriate deed restrictions for the site. The Company has been informed that the Consent Decree modification and the deed restrictions should be approved in the second quarter of 1994. After these approvals, the Company will apply for the Certificate of Completion (the "Certificate") and the Company is informed that the EPA will likely issue the Certificate in 1994. After the Certificate is issued, the Company will seek to have the site deleted from the NPL.

Regarding a landfill located in Manville, New Jersey, the Company has submitted a revised closure plan to the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). Closure of the landfill will follow NJDEPE's approval of the plan.

In connection with the Macon paper mill acquisition, Riverwood International Georgia, Inc. ("RVW Georgia"), a wholly owned subsidiary of Riverwood, has made appropriate applications and requests for all necessary permits for the operation of the Macon facility, including an air permit for operation of a recovery boiler that was subject to a consent order previously issued to Macon Kraft, Inc. by the Georgia Department of Natural Resources ("GDNR"). A Consent Order dated November 5, 1992 was entered into by RVW Georgia and GDNR (the "RVW Consent Order") which supersedes the original consent order between Macon Kraft, Inc. and GDNR. The terms of the RVW Consent Order require that construction of a new recovery boiler be completed, and compliance with

GDNR's total reduced sulfur ("TRS") emission limits be demonstrated, no later than September 29, 1994. A payment of $500,000 by RVW Georgia to GDNR was also required. If compliance with the TRS limits is not demonstrated by September 29, 1994, an additional payment of $200,000 will be required from RVW Georgia to GDNR. Riverwood is presently in the final stages of checkout and testing of the recovery boiler, which began operation in the first quarter of 1994. Riverwood anticipates that it will demonstrate compliance with GDNR's TRS emission limits prior to September 29, 1994.

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


ITEM 2.   CHANGES IN SECURITIES.
          ---------------------

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          -------------------------------

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

Not applicable.


ITEM 5.   OTHER INFORMATION.
          ------------------

Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

None.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MANVILLE CORPORATION
                                    --------------------
                                    (Registrant)



Date:  May 13, 1994           By:   /s/  R. B. Von Wald
                                    --------------------------------
                                         R. B. Von Wald
                                         Senior Vice President,
                                         General Counsel and Secretary



Date:  May 13, 1994           By:   /s/  Robert E. Cole
                                    --------------------------------
                                         Robert E. Cole
                                         Senior Vice President, Finance