Form 10-Q
period 1994-06-30
MANVILLE CORP
filed 1994-08-12
CIK 355473

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994
                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

         Commission file number 1-8247

                             MANVILLE CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                             84-0856796
- - -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                                717 17th Street
                            Denver, Colorado  80202
- - --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (303) 978-2000
                                --------------
             (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No      .
    -----     -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     At August 10, 1994, 122,385,436 shares of the registrant's common stock were outstanding.

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

                             MANVILLE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of dollars)
                                  (Unaudited)

                                                  June 30,         December 31,
ASSETS                                                1994                 1993
- - --------------------------------------------------------------------------------
Current Assets
 Cash and equivalents                           $   97,176           $  153,093
 Marketable securities, at cost
  (approximates market)                             37,796               75,062
 Receivables, net of allowances                    341,105              304,114
 Inventories                                       206,693              207,702
 Prepaid expenses                                   32,875               26,747
 Deferred tax assets                                44,395               50,179
                                                --------------------------------
  Total Current Assets                             760,040              816,897

Property, Plant and Equipment,
 net of accumulated depreciation
 and depletion of $1,054,928 and
 $1,017,178, respectively                        2,190,403            2,113,629
Deferred Tax Assets                                335,936              331,292
Other Assets                                       386,985              354,419
                                                --------------------------------
                                                $3,673,364           $3,616,237
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                             MANVILLE CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                            (Thousands of dollars)
                                  (Unaudited)

                                                   June 30,         December 31,
LIABILITIES                                           1994                 1993
- - --------------------------------------------------------------------------------
Current Liabilities
 Accounts and notes payable                     $  199,123           $  208,068
 Compensation and employee benefits                128,752              135,024
 Income taxes                                       21,795               21,770
 Accrued dividends - Cumulative Preference
  Stock, Series B                                   24,923               22,846
 Other accrued liabilities                         121,580              107,440
                                                --------------------------------
  Total Current Liabilities                        496,173              495,148

Long-Term Debt, less current portion             1,392,030            1,390,988
Postretirement Benefits Other Than Pensions        254,610              246,525
Deferred Income Taxes and Other Non-Current
 Liabilities                                       405,300              392,431
Common Stock Dividends Accrued
 Not Declared (Note 3)                             102,853              102,856
Cumulative Preference Stock Dividends
 Accrued Not Declared (Note 3)                      37,384               49,845
                                                --------------------------------
                                                 2,688,350            2,677,793
                                                --------------------------------

Profit Sharing Obligation (Note 4)
Contingencies and Commitments (Notes 4 and 9)

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY                                         96,154               92,375

STOCKHOLDERS' EQUITY
- - --------------------------------------------------------------------------------

Cumulative Preference Stock, Series B              118,409              105,947
Common Stock                                         1,224                1,224
Treasury Stock, at cost                               (407)
Capital in Excess of Par Value                     900,562              900,562
Unearned Restricted Stock Compensation              (2,063)              (2,663)
Accumulated Deficit                               (126,881)            (142,467)
Pension Liability Adjustment                        (4,345)              (4,345)
Cumulative Currency Translation
 Adjustment                                          2,361              (12,189)
                                                --------------------------------
                                                   888,860              846,069
                                                --------------------------------
                                                $3,673,364           $3,616,237
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                             MANVILLE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND ACCUMULATED DEFICIT
                            (Thousands of dollars)
                                  (Unaudited)

                                         Three Months                Six Months
                                        Ended June 30,            Ended June 30,
                                 -----------------------------------------------
INCOME                               1994        1993         1994         1993
- - --------------------------------------------------------------------------------
Net Sales                        $636,464    $587,516   $1,167,683   $1,091,827
Cost of Sales                     477,556     459,529      889,015      857,401
Selling, General and
 Administrative                    68,452      62,564      130,293      121,864
Research, Development
 and Engineering                    9,585       9,874       18,506       19,314
Restructuring of Operations
 Gain (Loss), net                              (4,067)                   (4,067)
Other Income (Loss), net           (3,641)     (1,534)      (7,692)      (3,375)
                                 ----------------------------------------------
Income from Operations             77,230      49,948      122,177       85,806

Interest Income                     2,166       4,812        4,337       22,123
Interest Expense                   34,090      37,456       66,027       74,189
Profit Sharing Expense
 (Note 4)                           5,233       6,385        7,310       10,198
                                 ----------------------------------------------
Income before Income Taxes         40,073      10,919       53,177       23,542

Income Tax (Benefit)               17,370     (17,184)      22,628      (34,943)
                                 ----------------------------------------------
Income before Minority
 Interest and Cumulative
 Effect of Accounting Change       22,703      28,103       30,549       58,485
Minority Interest in
 Consolidated Subsidiary           (2,042)       (734)      (2,502)      (1,450)
                                 ----------------------------------------------
Income before Cumulative
 Effect of Accounting Change       20,661      27,369       28,047       57,035
Cumulative Effect of a
 Change in Accounting for
 Postemployment Benefits,
 net of tax                                                             (13,881)
                                 ----------------------------------------------
Net Income                         20,661      27,369       28,047       43,154
Preference Stock
 Dividends/Accretion               (6,230)     (5,629)     (12,461)     (11,068)
                                 ----------------------------------------------
Net Income Applicable to
 Common Stock                    $ 14,431    $ 21,740   $   15,586   $   32,086
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                             MANVILLE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      AND ACCUMULATED DEFICIT (Continued)
               (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                         Three Months                Six Months
                                        Ended June 30,            Ended June 30,
                               -------------------------------------------------
ACCUMULATED DEFICIT                 1994         1993         1994         1993
- - --------------------------------------------------------------------------------
Accumulated Deficit at
  Beginning of Period          $(141,312)   $(157,358)   $(142,467)   $(167,704)
Net Income                        20,661       27,369       28,047       43,154
Preference Stock
  Dividends/Accretion             (6,230)      (5,629)     (12,461)     (11,068)
                               -------------------------------------------------
Accumulated Deficit
  at End of Period             $(126,881)   $(135,618)   $(126,881)   $(135,618)
================================================================================

EARNINGS (LOSS) PER COMMON SHARE
  (AFTER PREFERENCE STOCK
  DIVIDENDS/ACCRETION)
- - --------------------------------------------------------------------------------
Primary and Fully Diluted:
Income before Minority
  Interest and Cumulative
  Effect of Accounting Change  $     .14    $     .19    $     .15    $     .38
Minority Interest in
  Consolidated Subsidiary           (.02)        (.01)        (.02)        (.01)
                               -------------------------------------------------
Income before Cumulative
  Effect of Accounting Change        .12          .18          .13          .37
Cumulative Effect of a
  Change in Accounting for
  Postemployment Benefits,
  net of tax                                                               (.11)
                               -------------------------------------------------
Net Income Applicable to
  Common Stock                 $     .12    $     .18    $     .13    $     .26
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                             MANVILLE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                     Six Months
                                                                  Ended June 30,
                                                         -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                         1994         1993
- - --------------------------------------------------------------------------------
Net income(before Preference Stock
  Dividends/Accretion)                                   $  28,047    $  43,154
Non-cash items included in net income:
  Depreciation, depletion and amortization                  73,750       76,784
  Deferred taxes                                            10,260      (29,844)
  Other postretirement benefits expense                     12,410       13,573
  Pension expense                                            1,375        1,137
  Cumulative effect of accounting change                                 13,881
  Profit sharing expense                                     7,310       10,198
  Translation loss                                           4,432        6,817
  Restructuring (gain) loss                                               4,067
  Roofing guarantee income                                   2,306        2,006
  Interest accretion                                                      1,578
  Minority interest in net income of
    consolidated subsidiary                                  2,502        1,450
  Other, net                                                 7,425       (6,476)
(Increase) decrease in current assets:
  Receivables                                              (48,368)     (31,953)
  Inventories                                                4,771      (25,803)
  Prepaid expenses                                          (6,739)      (2,389)
Increase (decrease) in current liabilities:
  Accounts payable                                          (8,526)      10,852
  Compensation and employee benefits                       (13,562)     (14,832)
  Income taxes                                                (573)      (5,338)
  Other accrued liabilities                                  5,156        6,184
Decrease in postretirement benefits
  other than pensions                                       (4,239)      (4,135)
Increase (decrease) in other non-current liabilities        (4,325)       5,774
                                                         -----------------------
  Net cash provided by operating activities                 73,412       76,685
                                                         -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
- - --------------------------------------------------------------------------------
Purchases of property, plant and equipment                (162,662)    (163,359)
Proceeds from sales of assets                               35,514        1,042
Proceeds from sale of marketable securities                109,993       68,537
Purchases of marketable securities                         (72,728)     (27,973)
Increase in other assets                                   (31,718)      (5,663)
Acquisitions                                                             (6,275)
                                                         -----------------------
  Net cash used in investing activities                   (121,601)    (133,691)
                                                         -----------------------

                             MANVILLE CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                            (Thousands of dollars)
                                  (Unaudited)

                                                                     Six Months
                                                                  Ended June 30,
                                                          ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:                         1994         1993
- - --------------------------------------------------------------------------------
Issuance of debt                                            48,438       83,598
Payments on debt                                           (44,572)     (61,675)
Dividends on Preference Stock                              (10,384)
Dividends on Common Stock                                              (127,067)
Dividends to minority shareholders of
  consolidated subsidiary                                     (968)        (968)
Treasury stock                                                (407)
Stock options exercised                                                     522
                                                          ----------------------
  Net cash provided by (used in) financing activities       (7,893)    (105,590)
                                                          ----------------------

Effect of Exchange Rate Changes on Cash                        165         (315)
                                                          ----------------------

Net Increase (Decrease) in Cash and Equivalents            (55,917)    (162,911)

Cash and Equivalents at Beginning of Period                153,093      392,172
                                                          ----------------------
Cash and Equivalents at End of Period                     $ 97,176    $ 229,261
================================================================================

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

     Additional information regarding the Company's reorganization proceedings, accounting policies, operations and financial position is contained in the Company's 1993 Annual Report and Form 10-K filed with the Securities and Exchange Commission.

     The condensed consolidated financial statements as of June 30, 1994 and December 31, 1993 and for the three and six month periods ended June 30, 1994 and 1993 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles.

     The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

     Note 1 - Inventories

     The major classes of inventories were as follows:

                                               (Thousands of dollars)
                                                June 30, December 31,
                                                   1994         1993
                                               ---------------------
     Finished goods                            $ 82,678      $86,664
     Work-in-process                             22,917       19,703
     Raw materials                               53,091       55,883
     Supplies                                    48,007       45,452
                                               ---------------------
                                               $206,693     $207,702
                                               =====================

     Note 2 - Long-Term Debt

     On June 30, 1994, subsequent to the second quarter financial statements presented herein, Riverwood completed a public offering (the "Riverwood Refinancing") of $100 million face value of 10-3/8 percent Senior Subordinated Notes due 2004 and entered into a bank credit facility which provides for borrowings of up to $125 million at an initial variable interest rate equal to 1.875 percent over the London Interbank Offered Rate.

     Riverwood borrowed $100 million under the bank credit facility and used such amount together with the proceeds of the Senior Subordinated Notes to prepay approximately $179 million principal of notes payable to insurance companies and banks, to pay approximately $3 million of related accrued interest and to pay expenses of the Riverwood Refinancing. The Company estimates that the charge for this early retirement of debt will be approximately $7.9 million, net of tax of approximately $5 million, to be recorded in the third quarter of 1994 (see Note 9 - Subsequent Events). Under terms of Riverwood's public debt agreements, the remaining amount available under the bank credit facility can be used only to refinance certain of Riverwood's indebtedness as it matures. Borrowings under the bank credit facility are collateralized by substantially all of the fixed assets of Riverwood's Macon, Georgia mill which were previously collateral for the notes repaid.

     The Senior Subordinated Notes due 2004 are redeemable by Riverwood in whole or in part beginning in 1999 at redemption prices expressed as a percent of the principal amount redeemed, which range from 104.611 percent in 1999 to
     100.0 percent in 2003. Prior to June 30, 1997, up to 35 percent of the principal amount can be redeemed under specified conditions at 110.375 percent. Interest is payable semiannually. The $125 million bank credit facility provides for borrowings on a revolving basis through June 1996, whereupon it converts to a term loan facility with principal installments payable from 1998 through 2000.

     Under existing loan agreements, and after giving effect to the use of $200 million of proceeds under the Riverwood Refinancing, Riverwood is scheduled to repay principal of approximately $15 million in 1994, $21 million in 1995, $47 million in 1996 and $103 million in 1997.

     At June 25, 1994, Riverwood had approximately $98 million in revolving credit facilities for its U.S. and international subsidiaries, of which approximately $82 million was available for borrowing. Included as part of Riverwood's revolving credit facilities was a $24 million revolving credit agreement for working capital needs. This agreement was canceled on June 30, 1994, in conjunction with the Riverwood Refinancing. The remaining $74 million in revolving credit facilities includes a $50 million U.S. credit facility with banks to be used for working capital purposes through December 1995. This facility is collateralized by certain U.S. inventories and receivables.

     After giving effect to the Riverwood Refinancing, as of June 30, 1994 Riverwood had approximately $199 million in revolving credit facilities for its U.S. and international subsidiaries, of which approximately $87 million was available for borrowing, $25 million of which can only be used to refinance certain indebtedness as it matures.

     Note 3 - Dividends Accrued Not Declared

     Presently, $102.9 million of Common Stock Dividends Accrued Not Declared are reflected in the June 30, 1994 condensed consolidated balance sheet. These dividends were previously accrued based upon a refinancing arrangement, since terminated, that had been negotiated between the Company and the Manville Personal Injury Settlement Trust (the "PI Trust"). Even though the refinancing arrangement is no longer in effect, the Company's Board of Directors may consider declaring and paying common dividends from time to time. In making such decisions, the Board will evaluate the Company's capital needs, its debt levels and the economic environment of the markets served by the Company's businesses. The condensed consolidated balance sheet also reflects Cumulative Preference Stock Dividends Accrued Not Declared of $37.4 million at June 30, 1994, as part of the accounting for the refinancing arrangement. Although the common stock and preference stock dividends remain accrued, no assurance can be given that these dividends will be declared and paid by the Company.

     Note 4 - Contingencies and Commitments

     The Company has an obligation to pay annually 20 percent of its net earnings (as adjusted) to the PI Trust. Payments to the PI Trust are due each year based on the prior year's net earnings and will continue for as long as the PI Trust is in existence and any personal injury asbestos claims filed against the PI Trust remain unpaid. After termination of the PI Trust, an independent profit sharing obligation computed under the same terms arises in favor of the Manville Property Damage Settlement Trust. Based upon a review of the existing and potential claims facing the two trusts, the Company believes that the profit sharing, for all practical purposes, will be payable in perpetuity unless the Company and the trusts agree to a restructuring or modification of the profit sharing obligations at some future date. In the first half of 1994, the Company recorded $7.3 million of profit sharing expense to be paid in 1995.

     Riverwood is in the process of converting one of the two linerboard machines at its Macon, Georgia mill to coated board production. Total capital expenditures for the paper machine conversion and new recovery boiler were approximately $62 million during the first six months of 1994. Coated board production at the Macon mill began in April 1994 with the start-up of the on-line coater, resulting in approximately 24,400 tons of coated board production during the second quarter of 1994. On July 11, 1994, Riverwood began a 45-day production shut-down to complete the conversion of the paper machine to coated board production. As of June 25, 1994, outstanding purchase commitments relating to the conversion and other related capital projects totaled approximately $22 million, which will be funded with operating cash flow and from existing cash and marketable securities balances.

     In December 1988 and January 1989, the Company acquired certain phenolic roofing insulation assets and related technology from Beazer East, Inc. ("Beazer"), the successor to Koppers Company, Inc. The Company exited the phenolic roofing business in February 1992. The Company has learned that phenolic roofing insulation may, under certain circumstances, contribute to corrosion of steel decks on which the insulation is installed.

     In 1992, the Company commenced an inspection and sampling program of decks where its phenolic product was installed between 1989 and 1992. Based on experience and the information available, the Company recorded an estimated loss in the fourth quarter of 1993 of approximately $19.7 million for anticipated sampling, inspection and remediation costs. Through June 30, 1994, the total expenditures by the Company for inspections and claims sampling totaled approximately $5 million and the total expenditures for
     remediation were approximately $4 million.   It is possible the ultimate
     loss, which cannot be determined at this time, could exceed the $19.7 million estimated loss recorded in 1993.

     Any determination of the ultimate cost to the Company for phenolic-related deck corrosion must take into consideration insurance that is available to address such claims as well as other sources of indemnification. The Company has insurance which applies to property damage resulting from metal deck corrosion; however, the Company is presently engaged in litigation over the extent of such coverage with its primary insurance carrier. At this time the Company believes it will be successful by verdicts or settlements in its efforts to recover from its insurance carriers the receivable of $7 million reflected in the Company's financial statements at June 30, 1994. The Company's belief that it will be successful in this action is based on its interpretation of the language of the relevant insurance policies and the Company's factual investigation to date.
     Because of the uncertainties involved in pending litigation, no assurances are possible.

     During 1993, the Company filed a lawsuit against Beazer. The Company seeks recovery from Beazer for all costs and damages incurred as a result of the acquisition of the phenolic business. Additionally, to the extent negligence of others (contractors, architects, manufacturers of other roofing system components) is a contributing factor to roof deck corrosion, the Company may have rights in contribution for recovery of a portion of its costs from such third parties.

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

     For the quarter ended June 30, 1993, the Company reported a net income tax benefit of $17.2 million, which included a $33.9 million tax benefit on the portion of the June 1993 common dividend that was paid to the PI Trust, partially offset by an additional deferred tax asset valuation allowance of $7 million.

     The Company records a tax benefit, for financial reporting purposes, on the amount of common dividends paid to the PI Trust, in the years in which those dividends are paid. For income tax purposes, the Company is entitled to a tax benefit on the amount of common dividends paid to the PI Trust in the years in which those dividends are transferred to a specific settlement fund within the PI Trust or paid to claimants. Accordingly, in June 1993, the Company recorded an increase in deferred tax assets, partially offset by an additional deferred tax asset valuation allowance of $7 million, due primarily to the income tax benefit attributable to payment of the common dividend. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company's valuation allowance on all deferred tax assets is subject to change as earnings forecasts and the estimated timing of the utilization of the Company's tax benefits are revised.

     The year-to-date income tax benefit at June 30, 1993 of $34.9 million also includes the effect of a U.S. income tax refund of $32.1 million from the U.S. Internal Revenue Service due to a retroactive change in U.S. income tax regulations, which was recorded as a reduction to income tax expense of $18.7 million and an increase to interest income of $13.4 million. The Company's first quarter 1993 income tax benefit also includes a $4.8 million tax benefit due to changes in Brazilian income tax laws.

     Exclusive of the unusual items and their effect on income taxes, the Company's 1994 and 1993 tax rates for the first six months on operations were 44 percent and 68 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to U.S. state and local taxes and higher foreign effective rates.

     Note 6 - Cumulative Effect of a Change in Accounting Principle

     In the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. Accordingly, the June 30, 1993 financial information has been restated to recognize an accumulated postemployment benefit obligation of $13.9 million, net of taxes of $8.6 million.

     Note 7 - Restructuring of Operations

     The $4.1 million of restructuring of operations loss in the second quarter of 1993 represents a provision for severance, outplacement and relocation costs associated with the restructuring of the Company's worldwide mats and reinforcement business.

     Note 8 - Earnings Per Common Share

     For the second quarter of 1994, primary and fully diluted earnings per common share amounts were based on 122,321,000 and 122,312,000 weighted average common equivalent shares outstanding, respectively. Primary and fully diluted earnings per common share amounts for the first six months of 1994 were based on 122,408,000 weighted average common equivalent shares outstanding.

     The 1993 second quarter primary and fully diluted earnings per common share amounts were based on 122,447,000 and 122,426,000 weighted average common equivalent shares outstanding, respectively. Primary and fully diluted earnings per common share amounts for the first six months of 1993 were based on 122,682,000 weighted average common equivalent shares outstanding.

     Dividends on the Company's Cumulative Preference Stock, Series B may be paid beginning in 1994 at an annual rate of $2.70 per share, payable quarterly, but only at the discretion of the Company's Board of Directors. The Preference Stock Dividends/Accretion of $6.2 million and $12.5 million represents the dividends for the second quarter and first six months of 1994, respectively. Two dividends have been declared and paid in 1994 totaling $10.4 million. At June 30, 1994, there are no dividends in arrears. The Preference Stock Dividends/Accretion of $5.6 million and $11.1 million for the second quarter and six months ended June 30, 1993, respectively, is the accretion to increase the carrying values of the preference stock and the preference stock dividend accrual based on the interest method.

     Earnings per share amounts were calculated after the deduction for preference stock dividends/accretion.

     Note 9 - Subsequent Events

     Riverwood reports its interim quarterly results based generally on a 13-week period ending on a Saturday. Accordingly, Riverwood's 1994 second quarter ended on June 25, 1994. On June 30, 1994 Riverwood completed a refinancing program through the sale of $100 million of 10-3/8 percent Senior Subordinated Notes due 2004 and through the completion of a $125 million six-year bank facility. The proceeds from these transactions were used to prepay private placement and bank debt and to pay expenses of the refinancing. The Company estimates the extraordinary loss on this early retirement of debt will be

     $7.9 million, net of related income taxes of $5 million. Due to Riverwood's reporting period, this loss will be reflected in the Company's third quarter 1994 financial statements.

     In July 1994, Riverwood entered into an agreement in principle to sell just under 50 percent of its Brazilian subsidiary, together with a 25 percent interest in an entity holding the multiple packaging business in Brazil. The sale, which is subject to negotiation of definitive agreements, due diligence, Board of Directors' and certain third party approvals, is expected to close in January 1995. In addition, Riverwood entered into a letter of intent to sell oil and gas mineral rights on its U.S. timberlands. Subject to negotiation and approval of definitive agreements, the mineral rights sale is expected to close in 1994. The Company expects gross cash proceeds from these sales to be approximately $110 million. However, for financial reporting purposes, the Brazilian and mineral rights transactions, if consummated, will result in a significant non-recurring charge to net income in 1994, principally due to charges for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     Note 10 - Business Segment Information

                                                          (Thousands of dollars)
     Manville Corporation                                          Three Months
     Consolidated Major Business Segments                         Ended June 30,
                                                                1994       1993
     ---------------------------------------------------------------------------
     Net Sales
     ---------------------------------------------------------------------------
     Riverwood International:
       Coated Board System                                  $211,397   $198,894
       Containerboard                                         65,420     57,606
       U.S. Timberlands/Wood Products                         42,285     35,164
       Corporate and Eliminations                             (5,107)    (4,615)
     ---------------------------------------------------------------------------
                                                             313,995    287,049
     ---------------------------------------------------------------------------

     Schuller International:
       Building Products                                     185,229    172,980
       Engineered Products                                   144,347    138,588
     ---------------------------------------------------------------------------
                                                             329,576    311,568
     Corporate and Eliminations                               (7,107)   (11,101)
     ---------------------------------------------------------------------------

     Total Company Net Sales                                $636,464   $587,516
     ===========================================================================

     Income (Loss) From Operations
     ---------------------------------------------------------------------------
     Riverwood International:
       Coated Board System                                  $ 31,359   $ 29,909
       Containerboard                                          1,222     (7,386)
       U.S. Timberlands/Wood Products                         14,453     10,457
       Corporate and Eliminations                             (6,255)    (5,279)
     ---------------------------------------------------------------------------
                                                              40,779     27,701
     ---------------------------------------------------------------------------

     Schuller International:
       Building Products                                      28,028     14,952
       Engineered Products                                    19,939     14,534
     ---------------------------------------------------------------------------
                                                              47,967     29,486
     Corporate and Eliminations                              (11,516)    (7,239)
     ---------------------------------------------------------------------------

     Total Company Income from
       Operations                                           $ 77,230   $ 49,948
     ===========================================================================

     Net sales included in Corporate and Eliminations relate primarily to the elimination of intersegment sales (at prices approximating market).


                                                          (Thousands of dollars)
     Manville Corporation                                            Six Months
     Consolidated Major Business Segments                         Ended June 30,
                                                              1994         1993
     ---------------------------------------------------------------------------
     Net Sales
     ---------------------------------------------------------------------------
     Riverwood International:
       Coated Board System                              $  381,349   $  370,079
       Containerboard                                      129,841      111,360
       U.S. Timberlands/Wood Products                       76,811       71,397
       Corporate and Eliminations                           (9,098)      (9,297)
     ---------------------------------------------------------------------------
                                                           578,903      543,539
     ---------------------------------------------------------------------------

     Schuller International:
       Building Products                                   330,368      301,946
       Engineered Products                                 270,439      263,830
     ---------------------------------------------------------------------------
                                                           600,807      565,776
     Corporate and Eliminations                            (12,027)     (17,488)
     ---------------------------------------------------------------------------

     Total Company Net Sales                            $1,167,683   $1,091,827
     ===========================================================================


     Income (Loss) from Operations
     ---------------------------------------------------------------------------
     Riverwood International:
       Coated Board System                              $   55,012   $   50,497
       Containerboard                                       (5,777)     (12,001)
       U.S. Timberlands/Wood Products                       26,670       23,205
       Corporate and Eliminations                          (12,628)     (12,149)
     ---------------------------------------------------------------------------
                                                            63,277       49,552
     ---------------------------------------------------------------------------

     Schuller International:
       Building Products                                    42,327       23,978
       Engineered Products                                  34,185       27,038
     ---------------------------------------------------------------------------
                                                            76,512       51,016
     Corporate and Eliminations                            (17,612)     (14,762)
     ---------------------------------------------------------------------------

     Total Company Income from
       Operations                                       $  122,177   $   85,806
     ===========================================================================

     Net sales included in Corporate and Eliminations relate primarily to the elimination of intersegment sales (at prices approximating market).

     Report of Independent Accountants

     To the Stockholders and Directors
       of Manville Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Manville Corporation as of June 30, 1994 and the related condensed consolidated statement of income and accumulated deficit for the three month and six month periods ended June 30, 1994 and 1993 and cash flows for the six month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


     /s/ COOPERS & LYBRAND
     ---------------------
         COOPERS & LYBRAND



     Denver, Colorado
     July 21, 1994

Item 2.

                             MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Manville Corporation is an international holding company with two principal operating subsidiaries, Riverwood International Corporation ("Riverwood") and Schuller International ("Schuller"), collectively referred to as "the Company." When referring to the parent company only, Manville Corporation is defined as the "Manville holding company." The Manville holding company owns approximately
81.5 percent of Riverwood and 100 percent of Schuller.

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

Results by Segment
- - ------------------

Riverwood's net sales increased $26.9 million, or 9.4 percent, from the second quarter of 1993 and $35.4 million, or 6.5 percent, from the first six months of 1993 due to higher sales in all segments of Riverwood. The Coated Board System segment's net sales increased $12.5 million, or 6.3 percent, in the second quarter and $11.3 million, or 3 percent, in the first six months over the same periods of 1993, due principally to revenues from increased volume in North American and European beverage markets and European folding carton markets. The second quarter increase was partially offset by a decline in international selling prices and lower volume of coated board sold in the open markets also offset the increase for the six months. In addition, the net effect of stronger U.S. dollar currency rates in Europe and weaker U.S. dollar currency rates in the Asia-Pacific region reduced reported

U.S. dollar net sales from international Coated Board System operations by approximately $4.5 million for the six months of 1994. Net sales in the Containerboard segment increased $7.8 million, or 13.6 percent, for the second quarter and $18.5 million, or 16.6 percent, for the six months of 1994 over the same periods of 1993, primarily due to volume and selling price increases for the U.S. operations, offset in part by lower U.S. dollar reported net sales in Brazil. Net sales in the U.S. Timberlands/Wood Products segment increased $7.1 million, or 20.3 percent, for the second quarter and $5.4 million, or 7.6 percent, for the six months of 1994 compared with 1993, due principally to selling price increases in lumber.

Riverwood's gross profit increased $13.7 million and $18.4 million for the second quarter and first six months of 1994, respectively, from the same periods of 1993. During the second quarter of 1994, the gross profit margin increased to 23.5 percent from 20.9 percent and increased to 22.8 percent from 21 percent
for the six months over 1993.   The Coated Board System segment's gross profit
increased by $2.9 million to $53 million for the second quarter of 1994, while its gross profit margin remained relatively unchanged at 25.1 percent. Gross profit in the Coated Board System segment for the six months increased $8.5 million to $97.2 million, and its gross profit margin increased to 25.5 percent from 24 percent due primarily to higher volume in the U.S. beverage markets and productivity improvements which offset some price declines. Gross profit in the Containerboard segment increased $7 million to $6.3 million in the second quarter of 1994 from a loss in 1993, and increased $6.7 million to $8.1 million for the six months of 1994, due to higher selling prices and productivity improvements. Gross profit in the U.S. Timberlands/Wood Products segment increased $4 million to $14.8 million in the second quarter of 1994 over 1993, and its gross profit margin increased to 35 percent from 30.8 percent due principally to selling price increases in both lumber and plywood and to a favorable mix of products sold. The U.S. Timberlands/Wood Products segment gross profit for the first six months of 1994 increased $3.4 million to $27.4 million and its gross profit margin increased to 35.7 percent from 33.7 percent due principally to selling price increases in lumber.

Total board mill shipments, including shipments to integrated converting plants, in 1994 and 1993 were as follows:

                                  (Thousands of Tons)
                                  -------------------
                          Second Quarter         Six Months
                          --------------         ----------
                           1994     1993        1994     1993
                          -----    -----       -----    -----
       Coated Board       232.3    193.0       416.2    372.5
       Containerboard     243.2    223.7       486.8    412.3
                          -----    -----       -----    -----
                          475.5    416.7       903.0    784.8
                          =====    =====       =====    =====

Riverwood's selling, general and administrative expense increased $1.6 million in the second quarter and $3.8 million in the first six months of 1994 over the same periods of 1993, due to the additional infrastructure established to support the packaging machinery operations and the worldwide marketing of coated board, partially offset by lower administrative expenses. As a percent of net sales, selling, general and administrative expenses declined slightly in the second quarter and remained unchanged for the six months.

Riverwood's income from operations increased in all segments for the second quarter of 1994 by a total of $13.1 million, or 47.2 percent, compared with 1993. For the six months of 1994 Riverwood's income from operations increased $13.7 million, or 27.7 percent, compared with 1993. Riverwood's operating margin as a percent of net sales increased to 13 percent from 9.7 percent for the second quarter of 1994 and to 10.9 percent from 9.1 percent for the six months of 1994, over the same periods of 1993. The Coated Board System segment's income from operations increased $1.5 million, or 4.9 percent, for the second quarter of 1994 over 1993. Income from operations increased $4.5 million, or 8.9 percent, for the first six months of 1994. Higher volume in beverage carton markets and production efficiencies in its papermills and converting plants were offset in part by increases in manufacturing costs and selling expenses to penetrate international multiple packaging markets.
Income from operations in the Containerboard segment increased $8.6 million to $1.2 million in the second quarter of 1994 from a loss in 1993, due primarily to increased selling prices and productivity improvements. The operating loss in the first six months of 1994 in the Containerboard segment decreased $6.2 million compared with the same period of 1993 to a loss of $5.8 million. Income from operations in the U.S. Timberlands/Wood Products segment increased $4 million to $14.4 million, for the second quarter of 1994 over 1993, due principally to selling price increases in both lumber and plywood and productivity improvements. The U.S. Timberlands/Wood Products segment income from operations increased $3.5 million to $26.7 million, in the first six months of 1994 over 1993 due principally to lumber selling price increases.

Net sales for Schuller's Building Products segment increased by 7.1 percent in the second quarter of 1994 and by 9.4 percent in the first half of 1994 compared with the same periods of 1993. These increases resulted primarily from increased sales volumes associated with strong construction activity, along with an improved pricing environment, particularly in the building insulation business.

Improved operating leverage, combined with the favorable impact of Schuller's exchange of its residential roofing business for Owens-Corning Fiberglas Corporation's commercial and industrial roofing business in January 1994, resulted in an improvement in gross profit margin for the Building Products segment to 27.8 percent and 25.9 percent in the second quarter and first six months of 1994, compared with 20.4 percent and 20.6 percent, respectively, for the same periods in 1993.

The Building Products segment reported income from operations of $28 million in the second quarter of 1994, a $13.1 million increase from the second quarter of 1993. For the first six months of 1994, income from operations was $42.3 million, up $18.3 million from the first half of 1993.

Net sales for Schuller's Engineered Products segment were 4.2 percent higher in the second quarter of 1994 compared with the second quarter of 1993 and 2.5 percent higher in the first six months of 1994 compared with the first six months of 1993. Improvement in 1994 sales for this segment is due primarily to strengthening in European markets and increases in construction activity.

The Engineered Products segment's gross profit margins in the second quarter and first six months of 1994 of 23.5 percent and 22.5 percent, respectively, were essentially unchanged from the gross profit margins reported for the same periods of 1993. The 1993 results include the reversal of a provision for the
early rebuild of a portion of a glass furnace.   Excluding the effect of this
reversal on cost of sales, the segment's 1993 gross profit margin for the quarter and six months would have been approximately 21 percent for both periods. The improvement in gross profit margins for 1994 compared with 1993 excluding the furnace rebuild reversal resulted from higher selling prices and production efficiencies.

Schuller's Engineered Products segment's income from operations of $19.9 million in the second quarter of 1994 represents an increase of $5.4 million, or 37.2 percent, from the $14.5 million in income from operations reported for the second quarter of 1993, which for 1993 includes a $4.1 million restructuring loss associated with the rationalization of Schuller's worldwide mats and reinforcements businesses. For the first six months of 1994, income from operations was $34.2 million, $7.1 million higher than the first half of 1993.

Manville consolidated income from operations increased $27.3 million to $77.2 million in the second quarter and increased $36.4 million to $122.2 million for the first six months of 1994 over the same periods of 1993. These improvements were due to increases at both Riverwood and Schuller offset by higher corporate expenses primarily arising from a write down of excess leased office space included in other income (loss), net.

Interest Income

Compared with the corresponding periods of 1993, interest income for the second quarter and first six months of 1994 decreased by $2.6 million and $17.8 million, respectively. Year-to-date 1993 interest income includes $13 million of interest income received on the income tax refund described below. In addition, the lower interest earnings in both periods reflect the effect of interest earned on lower 1994 average cash and marketable securities balances.

Interest Expense

Gross interest expense incurred, before capitalization of interest, was $78.9 million for the first six months of 1994, a decrease of $3.1 million when compared with $82 million for the same period in 1993. The decrease in interest expense was primarily due to a partial prepayment in August 1993 of debt owed to the Manville Personal Injury Settlement Trust (the "PI Trust") and higher levels of capitalized interest in 1994, offset in part by Riverwood's issuance of $125 million of 6.75 percent Convertible Subordinated Notes in September 1993.
During the first six months of 1994 and 1993, the Company capitalized interest totaling $12.9 million and $7.8 million, respectively, of which the majority was capitalized principally in connection with expenditures for the coated board capacity expansion program.

Profit Sharing Expense

Profit sharing expense for the second quarters of 1994 and 1993 totaled $5.2 million and $6.4 million, respectively (see Relationship of Manville to the Personal Injury Trust). Year-to-date profit sharing expense for 1994 totaled $7.3 million compared with $10.2 million for the same period in 1993, a decrease of $2.9 million. Both the quarterly and year-to-date decreases in profit sharing expense are principally due to the income tax related benefits reported during 1993, partially offset by improved income from operations in 1994.

Income Taxes

In the first quarter of 1994, the Company recognized a deferred tax benefit of $0.8 million primarily related to a tax law change in Sweden that reduced the statutory Swedish federal tax rate to 28 percent from 30 percent.

For the quarter ended June 30, 1993, the Company reported a net income tax benefit of $17.2 million, which included a $33.9 million tax benefit on the portion of the June 1993 common dividend that was paid to the PI Trust, partially offset by an additional deferred tax asset valuation allowance of $7 million.

The Company records a tax benefit, for financial reporting purposes, on the amount of common dividends paid to the PI Trust, in the years in which those dividends are paid. For income tax purposes, the Company is entitled to a tax benefit on the amount of common dividends paid to the PI Trust in the years in which those dividends are transferred to a specific settlement fund within the PI Trust or paid to claimants. Accordingly, the Company recorded an increase in deferred tax assets during the second quarter of 1993. The Company believes, based upon its past earnings, forecasts of future earnings and potential tax planning strategies, that the additional valuation allowance of $7 million recorded in 1993 was necessary. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company's valuation allowance on all deferred tax assets is subject to change as earnings forecasts and the estimated timing of the utilization of the Company's tax benefits are revised.

The year-to-date income tax benefit at June 30, 1993 of $34.9 million also includes the effect of a U.S. income tax refund of $32.1 million from the U.S. Internal Revenue Service due to a retroactive change in U.S. income tax regulations, which was recorded as a reduction to income tax expense of $18.7 million and an increase to interest income of $13.4 million. The Company's first quarter 1993 income tax benefit also includes a $4.8 million tax benefit due to changes in Brazilian income tax laws.

Exclusive of unusual items and their effect on income taxes, the Company's 1994 and 1993 tax rates for the first six months on operations were 44 and 68 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to U.S. state and local taxes and higher foreign effective income tax rates.

Cumulative Effect of a Change in Accounting Principle

In the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. Accordingly, the June 30, 1993 financial information has been restated to recognize an accumulated postemployment benefit obligation of $13.9 million, net of taxes of $8.6 million.

Net Income

Net income applicable to common stock, which is after preference stock dividends/accretion, for the second quarter of 1994 decreased $7.3 million to $14.4 million from the same period in 1993. Year-to-date net income applicable to common stock for 1994 decreased $16.5 million to $15.6 million from the same period in 1993.

As previously described, 1993 year-to-date net income includes the effect of a U.S. income tax refund and the related interest income, the Company's share of an income tax benefit at Riverwood and an income tax benefit on the portion of the common dividend that was paid to the PI Trust.

Excluding each of these items and their effect on profit sharing expense from results reported in 1993, the Company would have reported a second quarter 1993 net loss applicable to common stock of approximately $1.6 million, or $0.01 per share, and for the six months ended June 30, 1993, the Company would have reported a 1993 net loss of approximately $6 million, or $0.05 per share.

Income Per Common Share

Primary and fully diluted earnings per common share for the second quarter of 1994 were both $0.12 as compared with primary and fully diluted earnings per common share of $0.18 each for the same period in 1993. Primary and fully diluted earnings per common share for the six month periods ended June 30, 1994 and 1993 were $0.13 and $0.26, respectively. Earnings per common share amounts were calculated after deducting preference stock dividends/accretion.

For the second quarter of 1994, primary and fully diluted earnings per common share amounts were based on 122,321,000 and 122,312,000 weighted average common equivalent shares outstanding, respectively. For the first six months of 1994, both primary and fully diluted earnings per common share amounts were based on 122,408,000 weighted average common equivalent shares outstanding.

The 1993 second quarter primary and fully diluted earnings per common share amounts were based on 122,447,000 and 122,426,000 weighted average common equivalent shares outstanding, respectively. Primary and fully diluted earnings per common share amounts for the first six months of 1993 were both based on 122,682,000 weighted average common equivalent shares outstanding.

Liquidity and Capital Resources
- - -------------------------------

The Company broadly defines liquidity as its ability to generate sufficient cash flow to satisfy operating requirements, fund capital expenditures and meet its existing obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources, which consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Additionally, the Company's relationship with the PI Trust should also be considered in analyzing liquidity.

Cash flow provided by operating activities during the first six months of 1994 was $73.4 million. The Manville holding company's ability to generate sufficient cash in 1994 and beyond is dependent upon funds generated from a tax sharing agreement with Riverwood, dividends declared by Riverwood, Schuller operations, asset dispositions and capital raised through external sources. As a result of the Riverwood public offerings completed during 1992, the Manville holding company no longer has unrestricted access to cash flows generated by Riverwood. In addition, certain of the Company's subsidiaries may be restricted in the amount of dividends that can be repatriated due to governmental regulations, economic conditions or provisions contained in financing agreements.

A tax-sharing agreement between the Manville holding company and Riverwood provides that Riverwood's U.S. taxes be calculated in accordance with the tax-sharing agreement as if it were a fully independent entity and that such tax amounts are to be remitted to the Manville holding company. The Company is able to apply its tax benefits to reduce the consolidated domestic tax obligation, allowing the Manville holding company to retain a large portion of the cash remitted by Riverwood. The Manville holding company currently intends to maintain at least an 80 percent ownership interest in Riverwood in order to preserve the consolidated tax entity and utilize existing tax benefits.

Riverwood's ability to generate cash in 1994 and beyond is dependent upon funds generated from operations and the flow of funds from subsidiaries. Funds from operations are dependent, in part, upon Riverwood's ability to successfully market the additional capacity from the Macon mill at prices satisfactory to Riverwood and Riverwood's ability to successfully implement its reengineering and cost reduction programs.

Riverwood has paid quarterly cash dividends of $0.04 per share on its common stock since December, 1992. As Riverwood's majority shareholder, the Manville holding company received $2 million during both the second quarters of 1994 and 1993 and $4 million in the first six months of 1994 and 1993 in connection with the payment of Riverwood common dividends. Riverwood currently intends to continue paying quarterly dividends of $0.04 per share on its common stock subject to a number of conditions, including approval by Riverwood's Board of Directors and compliance with covenants in debt instruments and other agreements.

Dividends on the Company's Cumulative Preference Stock, Series B may be paid quarterly beginning in 1994 at an annual rate of $2.70 per share, but only at the discretion of the Company's Board of Directors after other funding requirements under the Plan (defined below) have been met. Manville paid a cash dividend of $4.2 million, or $0.45 per share, on March 1, 1994 to Cumulative Preference Stock, Series B stockholders of record on February 21, 1994.
Manville also paid a cash dividend of $6.2 million, or $0.675 per share, on June 1, 1994 to Cumulative Preference Stock, Series B stockholders of record on May 20, 1994. In August 1994, the Company declared a dividend on its Cumulative Preference Stock, Series B of $0.675 per share, payable September 1, 1994 to stockholders of record on August 19, 1994.

At June 30, 1994 the Company had net working capital of $264 million, including cash and marketable securities of $135 million. Approximately $36 million of cash and marketable securities is located outside of the United States and Canada and approximately $70 million is held by Riverwood, of which $15 million is located outside of the United States.

Cash and marketable securities decreased by $93.2 million during the first six months of 1994. This decrease is primarily attributable to capital expenditures related to the coated board capacity expansion project and packaging machinery installations, offset in part by cash generated from operations and from a sale and leaseback financing arrangement. On June 22, 1994, Riverwood entered into a financing agreement structured as a sale and leaseback transaction. Under terms of the agreement, Riverwood received sales proceeds of $25 million. The assets sold have been leased back by Riverwood under a one-year operating lease, which allows for four one-year renewals for a maximum term of five years. Lease payments are comprised of a fixed and variable component which, based on interest rates in effect at the inception of the agreement, would approximate $4 million annually.

Overall, the Company's debt increased during the first six months of 1994 by $7.8 million principally as a result of new borrowings by foreign subsidiaries. Principal reductions on long-term debt payable to lenders other than the PI Trust are expected to be approximately $17 million for 1994, reflecting Riverwood's June 30, 1994 refinancing (discussed below). Total scheduled payments to the PI Trust during 1994 consist of $41 million of principal and accrued interest pertaining to the regularly scheduled payments due on the Trust Bonds (defined below).

On June 30, 1994, subsequent to the second quarter financial statements presented herein, Riverwood completed a public offering (the "Riverwood Refinancing") of $100 million face value of 10-3/8 percent 10-year Senior Subordinated Notes due 2004 and entered into a bank credit facility which provides for borrowings of up to $125 million at an initial variable interest rate equal to 1.875 percent over the London Interbank Offered Rate. Riverwood borrowed $100 million under the bank credit facility and used such amount together with the proceeds of the Senior Subordinated Notes to prepay approximately $179 million principal of notes payable to insurance companies and banks, to pay approximately $3 million of related accrued interest and to pay expenses of the refinancing. The Company estimates that the charge for this early retirement of debt will be approximately $7.9 million, net of tax of approximately $5 million, to be recorded in the third quarter of 1994 (see Subsequent Events). Under terms of Riverwood's public debt agreements, the remaining amount available under the bank credit facility can be used only to refinance certain of Riverwood's indebtedness as it matures. Borrowings under the bank credit facility are collateralized by substantially all of the fixed assets of the Macon mill which were previously collateral for the notes repaid.

The Senior Subordinated Notes due 2004 are redeemable by Riverwood in whole or in part beginning in 1999 at redemption prices expressed as a percent of the principal amount redeemed, which range from 104.611 percent in 1999 to 100.0 percent in 2003. Prior to June 30, 1997, up to 35 percent of the principal amount can be redeemed under specified conditions at 110.375 percent. Interest is payable semiannually. The $125 million bank credit facility provides for borrowings on a revolving basis through June 1996, whereupon it converts to a term loan facility with principal installments payable from 1998 through 2000.

Under existing loan agreements, and after giving effect to the use of $200 million of proceeds under the Riverwood Refinancing, Riverwood is scheduled to repay principal of approximately $15 million in 1994, $21 million in 1995, $47 million in 1996 and $103 million in 1997. The Company currently anticipates that Riverwood's indebtedness, its capital spending program and other ongoing operating costs will be paid out of its operating cash flow, proceeds from the sale of nonstrategic assets, access to private and capital markets and amounts available under revolving credit facilities.

At June 25, 1994, Riverwood had approximately $98 million in revolving credit facilities for its U.S. and international subsidiaries, of which approximately $82 million was available for borrowing. Included as part of Riverwood's revolving credit facilities was a $24 million revolving credit agreement for working capital needs. This agreement was canceled on June 30, 1994, in
conjunction with the Riverwood Refinancing.   The remaining

$74 million in revolving credit facilities includes a $50 million U.S. credit facility with banks to be used for working capital purposes through December 1995. This facility is collateralized by certain U.S. inventories and receivables.

After giving effect to the Riverwood Refinancing, as of June 30, 1994, Riverwood had approximately $199 million in revolving credit facilities for its U.S. and international subsidiaries, of which approximately $87 million was available for borrowing, $25 million of which can only be used to refinance certain indebtedness as it matures.

In addition, Riverwood had arrangements with certain international banks for discounting receivables. As of June 30, 1994, approximately $32 million of overseas receivables were discounted.

The Company has a $100 million receivables sale facility for Schuller's domestic operations which requires, among other things, the Company to maintain a specified level of tangible net worth. At June 30, 1994 the Company met the financial covenants of the receivables sale facility. At June 30, 1994, after giving effect to the Riverwood Refinancing, the Company had credit facilities totaling approximately $359 million under the domestic receivables sale facility and various domestic and international revolving credit facilities, of which approximately $242 million was available for use.

The Company's capital expenditures, exclusive of capitalized interest, for 1994 are expected to be approximately $305 million. Riverwood is in the process of converting one of the two linerboard machines at the Macon mill to coated board production. Included in the Company's capital expenditures of $305 million are Riverwood's expenditures at the Macon mill, the cost of additional packaging machinery placements, projects that will add worldwide press and converting capacity, and costs for environmental compliance, which are expected to be approximately $210 million during 1994. Total capital expenditures for the paper machine conversion and new recovery boiler were approximately $62 million during the first six months of 1994. Coated board production at the Macon mill began in April 1994 with the start-up of the on-line coater, resulting in approximately 24,400 tons of coated board production during the second quarter of 1994. On July 11, 1994, Riverwood began a 45-day production shut-down to complete the conversion of the paper machine to coated board production. Riverwood expects to complete the conversion project during 1994 and expects to produce more than 70,000 tons of coated board at the Macon mill during 1994. The 45-day production shut-down and the associated coated board production start-up are expected to reduce Riverwood's income from operations by approximately $5 million to $8 million in the third quarter of 1994. Riverwood expects to capitalize approximately $20 million of interest expense during 1994. Due to the anticipated completion of the Macon mill conversion project in 1994, the Company does not expect to continue capitalizing interest at a similar rate in 1995.

Outstanding purchase commitments relating to the conversion and other related projects under way at the Macon mill totaled approximately $22 million at quarter-end. During 1993, Schuller initiated a program to expand its fiberglass wool capacity used for building insulation products. The planned capital spending associated with the expansion will occur through 1995 and is estimated at approximately $100 million and, as a result, Schuller's building insulation capacity will increase by approximately 20 percent.

In the fourth quarter of 1993, Riverwood recorded a $25 million charge for the write-down of assets and provisions for severance, relocation and related costs as Riverwood restructures and consolidates certain operations and infrastructure levels. Riverwood is continuing its plan to streamline operations, increase efficiency and cost effectiveness, and enhance worldwide customer service capability. Approximately $20 million of the restructuring reserve relates to provisions for cash expenditures that are expected to occur through 1995 and will be funded from existing cash, operations and anticipated savings. The remainder of the reserve is being used to write down the book value of certain related assets. Through June 1994, approximately $10.5 million had been charged against the restructuring reserve, of which approximately $7.1 million related to cash expenditures. Riverwood estimates that the restructuring program could reduce 1994 expenses by approximately $7 million, with additional benefits to be realized in later years.

During 1993 Schuller initiated various activities to restructure its domestic and international operations in order to reduce its cost structure and remain competitive. Accordingly, during 1993, Schuller recorded a restructuring charge aggregating $26.5 million related to (i) expenses for sampling, inspection and remediation associated with a former phenolic roofing insulation business, offset in part by expected insurance recoveries; (ii) additional severance costs for ongoing programs to reduce costs; and (iii) estimated costs associated with the exchange of the Company's residential roofing business for Owens-Corning Fiberglas Corporation's North American commercial and industrial roofing business. Approximately $21 million of these 1993 restructuring charges will result in future cash expenditures that are expected to occur through 1997 and will be funded from existing cash, operations and anticipated savings. Approximately $2 million of the 1993 restructuring charges related to the write-down of assets in conjunction with the Company's exchange of roofing businesses. Approximately $13 million has been charged against these reserves through June 1994, of which $10 million was charged during the first and second quarters of 1994.

Schuller has implemented a portion of the separations anticipated in connection with the restructuring plan, and in January of 1994, completed the exchange of its residential roofing business for a commercial and industrial roofing business. Schuller believes that it has already begun to realize benefit from its restructuring activities implemented to date, evidenced in part by the improvement in the gross profit margin reported in the Building Products segment during the first half of 1994. Schuller estimates that separations implemented as a result of the restructuring program will reduce 1994 expenses by approximately $10 million.

In December 1988 and January 1989, the Company acquired certain phenolic roofing insulation assets and related technology from Beazer East, Inc. ("Beazer"), the successor to Koppers Company, Inc. The Company exited the phenolic roofing business in February 1992. The Company has learned that phenolic roofing insulation may, under certain circumstances, contribute to corrosion of steel decks on which the insulation is installed.

In 1992, the Company commenced an inspection and sampling program of decks where its phenolic product was installed between 1989 and 1992. Based on experience and the information available, the Company recorded an estimated loss in the fourth quarter of 1993 of approximately $19.7 million (included in Schuller's 1993 restructuring charge of $26.5 million) for anticipated sampling, inspection and remediation costs. Through June 30, 1994, the total expenditures by the Company for inspections and claims sampling totaled approximately $5 million and the total expenditures for remediation were approximately $4 million. It is possible the ultimate loss, which cannot be determined at this time, could exceed the $19.7 million estimated loss recorded in 1993.

Any determination of the ultimate cost to the Company for phenolic-related deck corrosion must take into consideration insurance that is available to address such claims as well as other sources of indemnification. The Company has insurance which applies to property damage resulting from metal deck corrosion; however, the Company is presently engaged in litigation over the extent of such coverage with its primary insurance carrier. At this time the Company believes it will be successful by verdicts or settlements in its efforts to recover from its insurance carriers the receivable of $7 million reflected in the Company's financial statements at June 30, 1994. The Company's belief that it will be successful in this action is based on its interpretation of the language of the relevant insurance policies and the Company's factual investigation to date. Because of the uncertainties involved in pending litigation, no assurances are possible.

During 1993, the Company filed a lawsuit against Beazer. The Company seeks recovery from Beazer for all costs and damages incurred as a result of the acquisition of the phenolic business. Additionally, to the extent negligence of others (contractors, architects, manufacturers of other roofing system components) is a contributing factor to roof deck corrosion, the Company may have rights in contribution for recovery of a portion of its costs from such third parties.

The Company believes that there are certain areas that may require financial commitments in excess of liabilities currently reflected on the consolidated balance sheet, although such amounts are not expected to have a material impact on the financial position of the Company. With respect to environmental costs, the Company is committed to full compliance with all applicable environmental laws and regulations. Environmental law at the present is dynamic, and as a result, costs which are unforeseeable at this time may be incurred when new laws are enacted, and/or the environmental agencies promulgate or revise regulations in furtherance of such legislation. For example, the Company is currently awaiting the federal Environmental Protection Agency's implementation of the 1990 Amendments to the Clean Air Act to determine their impact on the Company's business segments. In addition, the federal Environmental Protection Agency has issued new proposed regulations for the pulp and paper industry (the "Proposed Regulations"). It is expected that the earliest time for industry compliance with the Proposed Regulations should not be prior to the first quarter of 1999. At this time, the Company estimates capital spending that may be required to comply with the Proposed Regulations could be between $20 million and $40 million to be spent over a three-year period beginning in 1996.

The Company is engaged in environmental remediation projects for properties currently owned or operated by the Company and properties divested by the Company for which responsibility was retained for pre-existing conditions. In addition, the Company has been identified as a potentially responsible party at certain sites under the federal Comprehensive Environmental Response, Compensation and Liability Act or similar state legislation, and as such could be jointly and severally liable for remediation costs at these sites. The Company's actual final costs in some instances cannot be estimated until the remediation process is substantially completed. To address these contingent environmental costs, the Company has established appropriate accruals where such costs are probable and can be reasonably estimated. The Company believes that based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate.

The Company believes that with cash generated from operations, its current cash and marketable securities position, proceeds from the sale of nonstrategic assets, and access to private and capital markets and credit facilities, it can adequately fund normal debt service requirements, its planned capital spending program and its other commitments.

Relationship of Manville to the Personal Injury Trust

In 1982 the Company and its principal U.S. and Canadian subsidiaries filed petitions for reorganization under Chapter 11 of the federal Bankruptcy Code. The filings were precipitated by contingent liabilities resulting from litigation arising out of the Company's previous asbestos-related business operations.

The Company's Plan of Reorganization (the "Plan") was confirmed in 1986 and consummated on November 28, 1988. The Plan relieves the Company of the burden of defending thousands of asbestos lawsuits through the creation of two independent trusts created to assume, administer, settle and pay claims. The Plan, a court order (the "Injunction") and the federal Bankruptcy Code together operate to prohibit all persons from taking any actions against the Company with respect to any past, present or future asbestos-related liabilities.

In lieu of bringing actions against the Company, asbestos claimants may assert their claims only against the PI Trust or the Manville Property Damage Settlement Trust (the "PD Trust"), which have been and will continue to be funded by the Company pursuant to the Plan. The PI Trust holds all of the Company's non-interest bearing long-term bonds (the "Trust Bonds") with a current face value of $1 billion (present value of $323 million at June 30, 1994 as reflected in long-term debt on the Company's condensed consolidated balance sheet), and approximately 80 percent of the Company's common stock. In addition, the Company has an obligation to pay 20 percent of its profits (as defined in the Amended and Restated Supplemental Agreement between the PI Trust and the Manville holding company) to the PI Trust. Profit sharing payments to the PI Trust are due each year based on the prior year's net earnings and will continue for as long as the PI Trust is in existence and any personal injury asbestos claims filed against the PI Trust remain unpaid. After termination of the PI Trust, an independent profit sharing obligation computed under the same terms arises in favor of the PD Trust. Based upon a review of the existing and potential claims facing the two trusts, the Company believes that the profit sharing, for all practical purposes, will be payable in perpetuity unless the Company and the trusts agree to a restructuring or modification of the profit sharing obligations at some future date. The Company paid $13 million to the PI Trust in April 1994 related to 1993 profit sharing.

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

On July 27, 1994, the PI Trust announced that, subject to one open issue concerning procedural issues in Maryland cases, the parties to the Class Action had reached a settlement in principle to equitably redistribute the PI Trust's assets, and that the settlement will be filed in the courts within a few weeks. According to the announcement, fairness hearings regarding the settlement are expected to begin on November 1, 1994. The Company is not a party to this settlement.

Dividends Accrued Not Declared

Presently, $102.9 million of Common Stock Dividends Accrued Not Declared are reflected in the June 30, 1994 condensed consolidated balance sheet. This accrual represents the amount of the proposed third and fourth Special Dividends under the Refinancing Arrangement which has since terminated. Even though the Refinancing Arrangement is no longer in effect, the Company's Board of Directors may consider declaring and paying common dividends from time to time. In making such decisions, the Board may evaluate the Company's capital needs, its debt levels and the economic environment of the markets served by the Company's businesses. The Company also reflects Cumulative Preference Stock Dividends Accrued Not Declared of $37.4 million at June 30, 1994, as part of the accounting for the Refinancing Arrangement. Although the common stock and preference stock dividends remain accrued, no assurance can be given that these dividends will be declared and paid by the Company.

Additional information regarding the Company's accounting policies, the Plan, the Injunction, the PI Trust, the PD Trust, the Refinancing Arrangement, the Trust Bonds, the Special Dividends and the Class Action, is contained in the Company's 1993 Annual Report and Form 10-K filed with the Securities and Exchange Commission dated December 31, 1993.

Subsequent Events

Riverwood reports its interim quarterly results based generally on a 13-week period ending on a Saturday. Accordingly, Riverwood's 1994 second quarter ended on June 25, 1994. On June 30, 1994 Riverwood completed a refinancing program through the sale of $100 million of 10-3/8 percent 10-year Senior Subordinated Notes and through the completion of a $125 million six-year bank facility. The proceeds from these transactions were used to prepay private placement and bank debt and to pay expenses of the refinancing. The Company estimates the extraordinary loss on this early retirement of debt will be $7.9 million, net of related income taxes of $5 million. Due to Riverwood's reporting period, this loss will be reflected in the Company's third quarter 1994 financial statements.

In July 1994, Riverwood entered into an agreement in principle to sell just under 50 percent of its Brazilian subsidiary, together with a 25 percent interest in an entity holding the multiple packaging business in Brazil. The sale, which is subject to negotiation of definitive agreements, due diligence, Board of Directors' and certain third party approvals, is expected to close in January 1995. In addition, Riverwood entered into a letter of intent to sell oil and gas mineral rights on its U.S. timberlands. Subject to negotiation and approval of definitive agreements, the mineral rights sale is expected to close in 1994. The Company expects gross cash proceeds from these sales to be approximately

$110 million. However, for financial reporting purposes, the Brazilian and mineral rights transactions, if consummated, will result in a significant non-recurring charge to net income in 1994, principally due to charges for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Additionally, Riverwood is holding discussions with several parties regarding the potential sale of its U.S. wood products business. This business consists of lumber and plywood operations in Louisiana, lumber operations in Arkansas, and approximately 150,000 acres of surrounding timberlands. Riverwood will retain its plantation timberlands to support production at its West Monroe paper mill.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

The Company has provided detailed disclosures on its reorganization proceedings, asbestos-health and asbestos property damage claims and other material litigation in its earlier reports filed with the Securities and Exchange Commission. Parties interested in obtaining the earlier reports may contact the Company in care of Investor Relations, Manville Corporation, P.O. Box 5108, Denver, Colorado 80217-5108, specifying the information desired. In addition, the description below of the Company's Second Amended and Restated Plan of Reorganization (the "Plan"), as modified, which was re-filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1992, is qualified in its entirety by reference to the Plan. Copies of the Plan are also available from the Company upon request.

Plan of Reorganization and Related Injunction

In 1982, Manville and its principal U.S. and Canadian subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The filings were precipitated by contingent liabilities resulting from litigation arising out of the Company's previous asbestos-related business operations. A separate Plan of Reorganization for Riverwood International USA, Inc., a principal subsidiary of Riverwood International Corporation ("Riverwood"), a majority-owned subsidiary of the Company, was confirmed by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") in 1984. In December 1986, the Plan was confirmed by the Bankruptcy Court. The order confirming the Plan became final in 1988 and the Plan was consummated on November 28, 1988. During the fourth quarter of 1988, the Company made various distributions to creditors and equity holders as required under the Plan.

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

On July 27, 1994, the PI Trust announced that, subject to one open issue concerning procedural issues in Maryland cases, the parties to the Class Action had reached a settlement in principle to equitably redistribute the PI Trust's assets, and that the settlement will be filed in the courts within a few weeks. According to the announcement, fairness hearings regarding the settlement are expected to begin on November 1, 1994.

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

Environmental Proceedings

The Company's landfill at its Waukegan, Illinois facility continues to be included on the National Priorities List ("NPL") pursuant to CERCLA. Remedial action began during the fourth quarter of 1988 and was completed during the third quarter of 1991. During the first quarter of 1993, the EPA issued a supplemental CERCLA decision document, i.e., an Explanation of Significant
                                                --------------------------
Differences ("ESD"), to reflect that, inter alia, remedial action was taken on-
- - -----------
site which was in addition to that described in the Record of Decision and the Consent Decree. The EPA is now seeking both a modification to the Consent Decree to incorporate the additional remedial action described in the ESD as well as appropriate deed restrictions for the site. The Company has been informed that the Consent Decree modification and the deed restrictions should be approved in the third quarter of 1994. After these approvals, the Company will apply for the Certificate of Completion (the "Certificate") and the Company is informed that the EPA will likely issue the Certificate in 1995. After the Certificate is issued, the Company will seek to have the site deleted from the NPL.

Regarding a landfill located in Manville, New Jersey, the Company has submitted a revised closure plan to the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). Closure of the landfill will follow NJDEPE's approval of the plan.

In connection with the Macon paper mill acquisition, Riverwood International Georgia, Inc. ("RVW Georgia"), a wholly owned subsidiary of Riverwood, has made appropriate applications and requests for all necessary permits for the operation of the Macon facility, including an air permit for operation of a recovery boiler that was subject to a consent order previously issued to Macon Kraft, Inc. by the Georgia Department of Natural Resources ("GDNR"). A Consent Order dated November 5, 1992 was entered into by RVW Georgia and GDNR (the "RVW Consent Order"), which supersedes the original consent order between Macon Kraft, Inc. and GDNR. The terms of the RVW Consent Order require that construction of a new recovery boiler be completed, and compliance with GDNR's total reduced sulfur ("TRS") emission limits be demonstrated, no later than September 29, 1994. A payment of $500,000 by RVW Georgia to GDNR was also required. If compliance with the TRS limits is not demonstrated by September 29, 1994, an additional payment of $200,000 will be required from RVW Georgia to GDNR. Riverwood is presently in the final stages of checkout and testing of the recovery boiler, which began operation in the first quarter of 1994. Riverwood anticipates that it will demonstrate compliance with GDNR's TRS emission limits prior to September 29, 1994.

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

ITEM 5.   OTHER INFORMATION.
          ------------------

Riverwood Debt Offering

On June 30, 1994, Riverwood completed both its public offering of $100 million of 10 3/8% Senior Subordinated Notes due 2004 and a $125 million underwritten bank facility.

National Toxicology Program

Schuller International, Inc., an indirect wholly owned subsidiary of the Company, manufactures, processes and sells products which contain fiberglass wool. The Company has previously provided disclosure on studies relating to fiberglass wool in its Form 10-K for the fiscal year ended December 31, 1993, which is available from the Company upon request. On June 24, 1994, the Department of Health & Human Services ("HHS") announced its decision to act on the recommendation of the National Toxicology Program ("NTP") and list fiberglass in the Seventh Annual Report on Carcinogens ("ARC") as a substance which "may be reasonably anticipated" to be a carcinogen. The NTP listing criteria provides that a substance must be listed if there are two or more animal studies showing carcinogenic effect, regardless of route of exposure and notwithstanding any other evidence. The NTP concluded that the results of the animal implantation studies previously conducted on fiberglass wool provided sufficient evidence to support the listing. HHS explained that the NTP "reasonably anticipated" category for fiberglass essentially corresponds to the International Agency for Research on Cancer 1987 "possibly carcinogenic" classification.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

     1.   Exhibits.
          --------

          Exhibit 4.1, Indenture of Riverwood International Corporation for $100 million 10 3/8% Senior Subordinated Notes due 2004, dated June 30, 1994.

          Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish a copy of the $125 million Credit Agreement, among Riverwood International Corporation, various listed banks, Morgan Guaranty Trust Company of New York and Canadian Imperial Bank of Commerce, dated June 30, 1994.

     2.   Form 8-K.
          --------

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



                                    MANVILLE CORPORATION
                                    --------------------
                                    (Registrant)



Date:  August 12, 1994              By:  /s/  R. B. Von Wald
                                         --------------------------------
                                         R. B. Von Wald
                                         Senior Vice President,
                                         General Counsel and Secretary



Date:  August 12, 1994              By:  /s/  Robert E. Cole
                                         --------------------------------
                                         Robert E. Cole
                                         Senior Vice President and
                                         Chief Financial Officer