Form 10-Q
period 1994-09-30
MANVILLE CORP
filed 1994-11-14
CIK 355473

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994
                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    ------------

     Commission file number 1-8247

                             MANVILLE CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                           84-0856796
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

                                717 17th Street
                            Denver, Colorado  80202
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 978-2000
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/   No / /.


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         At November 7, 1994, 122,414,086 shares of the registrant's common stock were outstanding.

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

                              MANVILLE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                    September 30,             December 31,
ASSETS                                                                                      1994                     1993
- -------------------------------------------------------------------------------------------------------------------------
Current Assets
   Cash and equivalents                                                               $  150,370               $  153,093
   Marketable securities, at cost which
      approximates market                                                                 11,259                   75,062
   Receivables, net of allowances                                                        361,464                  304,114
   Inventories                                                                           221,215                  207,702
   Prepaid expenses                                                                       26,492                   26,747
   Deferred tax assets                                                                    36,361                   50,179
                                                                                      -----------------------------------
      Total Current Assets                                                               807,161                  816,897

Property, Plant and Equipment,
   net of accumulated depreciation
   and depletion of $1,082,331 and
   $1,017,178, respectively                                                            2,231,638                2,113,629
Deferred Tax Assets                                                                      319,796                  331,292
Other Assets                                                                             397,468                  354,419
                                                                                      -----------------------------------
                                                                                      $3,756,063               $3,616,237
=========================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              MANVILLE CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                             (Thousands of dollars)
                                  (Unaudited)


                                                                           September 30,              December 31,
LIABILITIES                                                                        1994                      1993
- -----------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts and notes payable                                                 $  219,076                $  208,068
  Compensation and employee benefits                                            135,842                   135,024
  Income taxes                                                                   22,854                    21,770
  Other accrued liabilities                                                     121,893                   130,286
                                                                             ------------------------------------
    Total Current Liabilities                                                   499,665                   495,148

Long-Term Debt, less current portion                                          1,481,745                 1,390,988
Postretirement Benefits Other Than Pensions                                     252,986                   246,525
Deferred Income Taxes and Other Noncurrent
  Liabilities                                                                   380,696                   392,431
Common Stock Dividends Accrued
  Not Declared (Note 3)                                                                                   102,856
Cumulative Preference Stock Dividends
  Accrued Not Declared (Note 3)                                                                            49,845
                                                                             ------------------------------------
                                                                              2,615,092                 2,677,793
                                                                             ------------------------------------

Profit Sharing Obligation (Note 4)
Contingencies and Commitments (Notes 4 and 11)

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                                                     96,331                    92,375

STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------

Cumulative Preference Stock, Series B                                           178,638                   105,947
Common Stock                                                                      1,225                     1,224
Treasury Stock, at cost                                                            (407)
Capital in Excess of Par Value                                                1,003,725                   900,562
Unearned Restricted Stock Compensation                                           (1,763)                   (2,663)
Accumulated Deficit                                                            (138,837)                 (142,467)
Pension Liability Adjustment                                                     (4,345)                   (4,345)
Cumulative Currency Translation
  Adjustment                                                                      6,404                   (12,189)
                                                                              -----------------------------------
                                                                              1,044,640                   846,069
                                                                              -----------------------------------
                                                                             $3,756,063                $3,616,237
=================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              MANVILLE CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                            AND ACCUMULATED DEFICIT
                             (Thousands of dollars)
                                  (Unaudited)

                                                             Three Months                               Nine Months
                                                       Ended September 30,                       Ended September 30,
                                               --------------------------------------------------------------------
                                                   1994              1993                   1994               1993
- -------------------------------------------------------------------------------------------------------------------
Net Sales                                      $681,400           $601,324            $1,849,083         $1,693,151
Cost of Sales                                   513,226            477,827             1,402,241          1,335,228
Selling, General and
  Administrative                                 66,525             62,385               196,818            184,249
Research, Development
  and Engineering                                10,609              9,683                29,115             28,997
Restructuring of Operations
  Gain (Loss), net                                                  (5,728)                                  (9,795)
Other Income (Loss), net                         (3,551)              (846)              (11,243)            (4,221)
                                               --------------------------------------------------------------------

Income from Operations                           87,489             44,855               209,666            130,661
Interest Income                                   2,768              2,586                 7,105             24,709
Interest Expense                                 33,927             33,912                99,954            108,101
Profit Sharing Expense
  (Note 4)                                        5,145              2,902                12,455             13,100
                                               --------------------------------------------------------------------
Income before Income Taxes                       51,185             10,627               104,362             34,169
Income Tax Expense (Benefit)                     22,073               (756)               44,701            (35,699)
                                               --------------------------------------------------------------------
Income before Minority
  Interest, Extraordinary
  Item and Cumulative Effect
  of Accounting Change                           29,112             11,383                59,661             69,868
Minority Interest in Net
  (Income) Loss of
  Consolidated Subsidiary                          (130)               329                (2,632)            (1,121)
                                               --------------------------------------------------------------------
Income before Extraordinary
  Item and Cumulative Effect
  of Accounting Change                           28,982             11,712                57,029             68,747
Extraordinary Gain (Loss) on
  Early Extinguishments of
  Debt, net of tax                              (34,707)               891               (34,707)               891
Cumulative Effect of a
  Change in Accounting for
  Postemployment Benefits,
  net of tax                                                                                                (13,881)
                                               --------------------------------------------------------------------
Net Income (Loss)                                (5,725)            12,603                22,322             55,757
Preference Stock
  Dividends/Accretion                            (6,231)            (5,825)              (18,692)           (16,893)
                                               --------------------------------------------------------------------
Net Income (Loss) Applicable
  to Common Stock                              $(11,956)          $  6,778            $    3,630         $   38,864
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              MANVILLE CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                      AND ACCUMULATED DEFICIT (Continued)
                (Thousands of dollars, except per share amounts)
                                  (Unaudited)


                                                              Three Months                              Nine Months
                                                        Ended September 30,                      Ended September 30,
                                              ---------------------------------------------------------------------
ACCUMULATED DEFICIT                                1994               1993                  1994               1993
- -------------------------------------------------------------------------------------------------------------------
Accumulated Deficit
  at Beginning of Period                      $(126,881)         $(135,618)            $(142,467)         $(167,704)
Net Income (Loss)                                (5,725)            12,603                22,322             55,757
Preference Stock
  Dividends/Accretion                            (6,231)            (5,825)              (18,692)           (16,893)
                                              ---------------------------------------------------------------------

Accumulated Deficit
  at End of Period                            $(138,837)         $(128,840)            $(138,837)         $(128,840)
===================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE
(AFTER PREFERENCE STOCK
DIVIDENDS/ACCRETION)
- -------------------------------------------------------------------------------------------------------------------
Primary and Fully Diluted:
Income before Extraordinary
  Item and Cumulative Effect
  of Accounting Change                            $ .18               $.05                 $ .31              $ .42
Extraordinary Gain (Loss) on
  Early Extinguishments of
  Debt, net of tax                                 (.28)               .01                  (.28)               .01
Cumulative Effect of a
  Change in Accounting for
  Postemployment Benefits,
  net of tax                                                                                                   (.11)
                                              ---------------------------------------------------------------------
Net Income (Loss) Applicable
  to Common Stock                                 $(.10)              $.06                 $ .03              $ .32
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              MANVILLE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                                        Nine Months
                                                                                                 Ended September 30,
                                                                                         --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         1994             1993
- -------------------------------------------------------------------------------------------------------------------
Net income (before Preference Stock
  Dividends/Accretion)                                                                   $  22,322        $  55,757
Non-cash items included in net income:
  Depreciation, depletion and amortization                                                 110,660          114,537
  Extraordinary (gain) loss on
   early extinguishments of debt, net                                                       26,835             (891)
  Deferred taxes                                                                            21,347          (33,918)
  Other postretirement benefits expense                                                     18,619           20,219
  Pension expense                                                                            2,484            4,531
  Cumulative effect of accounting change                                                                     13,881
  Profit sharing expense                                                                    12,455           13,100
  Translation loss                                                                           6,636            9,940
  Debt issuance cost                                                                        (4,997)            (401)
  Roofing guarantee income                                                                   4,789            3,641
  Interest accretion                                                                         3,702            2,407
  Minority interest in net income of
    consolidated subsidiary                                                                  2,632            1,121
  Restructuring (gain) loss                                                                                   6,515
  Other, net                                                                                 4,682           (2,963)
Premium paid on retirement of debt                                                                           (9,566)
(Increase) decrease in current assets:
  Receivables                                                                              (62,430)         (39,730)
  Inventories                                                                               (8,168)         (10,562)
  Prepaid expenses                                                                            (563)          (6,153)
Increase (decrease) in current liabilities:
  Accounts payable                                                                           9,224            4,921
  Compensation and employee benefits                                                        (4,422)          (6,389)
  Income taxes                                                                              (1,656)          (4,160)
  Other accrued liabilities                                                                 14,759            7,653
Decrease in postretirement benefits
  other than pensions                                                                      (12,072)         (11,974)
Increase (decrease) in other non-current liabilities                                        (4,750)           4,849
                                                                                         --------------------------
  Net cash provided by operating activities                                                162,088          136,365
                                                                                         --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------------------------------------------------------------------------------------
Purchases of property, plant and equipment                                                (237,459)        (230,009)
Proceeds from sales of assets                                                               37,367           26,003
Proceeds from sale of marketable securities                                                141,449           68,548
Purchases of marketable securities                                                         (77,647)         (85,297)
Increase in other assets                                                                   (29,486)         (25,110)
Acquisitions                                                                                                 (6,275)
                                                                                         --------------------------
  Net cash used in investing activities                                                   (165,776)        (252,140)
                                                                                         --------------------------

                              MANVILLE CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                             (Thousands of dollars)
                                  (Unaudited)


                                                                                                        Nine Months
                                                                                                 Ended September 30,
                                                                                         --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                         1994             1993
- -------------------------------------------------------------------------------------------------------------------
Issuance of debt                                                                         $ 278,053        $ 246,921
Payments on debt                                                                          (259,145)        (205,683)
Dividends on Preference Stock                                                              (16,615)
Dividends on Common Stock                                                                                  (127,187)
Dividends to minority stockholders of
  consolidated subsidiary                                                                   (1,452)          (1,452)
Treasury stock                                                                                (407)
Restricted stock awards                                                                                         523
                                                                                         --------------------------
  Net cash provided by (used in) financing activities                                          434          (86,878)
                                                                                         --------------------------
Effect of Exchange Rate Changes on Cash                                                        531             (892)
                                                                                         --------------------------
Net Increase (Decrease) in Cash and Equivalents                                             (2,723)        (203,545)
Cash and Equivalents at Beginning of Period                                                153,093          392,172
                                                                                         --------------------------
Cash and Equivalents at End of Period                                                    $ 150,370        $ 188,627
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              MANVILLE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Manville Corporation is an international holding company with two principal operating subsidiaries, Riverwood International Corporation ("Riverwood") and Schuller International Group, Inc. ("Schuller"), collectively referred to as "Manville" or "the Company". When referring to the parent company only, Manville Corporation is defined as the "Manville holding company". The Manville holding company owns approximately 81.5 percent of Riverwood and 100 percent of Schuller.

The Manville Personal Injury Settlement Trust (the "PI Trust") owns approximately 80 percent of the Company's common stock. In addition the Company has certain debt obligations to the PI Trust (see Note 2) and an obligation to pay annually 20 percent of its net earnings, as adjusted to the PI Trust (see Note 4).

Additional information regarding the Company's accounting policies, operations, financial position, reorganization proceedings and the PI Trust is contained in the Company's 1993 Annual Report and Form 10-K filed with the Securities and Exchange Commission dated December 31, 1993.

The condensed consolidated financial statements as of September 30, 1994 and December 31, 1993 and for the three and nine month periods ended September 30, 1994 and 1993 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles.

The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

Note 1 - Inventories

The major classes of inventories were as follows:

                                             (Thousands of dollars)
                             September 30,             December 31,
                                     1994                     1993
                            --------------------------------------
Finished goods                   $ 89,949                 $ 86,664
Work-in-process                    27,900                   19,703
Raw materials                      52,506                   55,883
Supplies                           50,860                   45,452
                            --------------------------------------
                                 $221,215                 $207,702
                            ======================================

Note 2 - Long-Term Debt

On June 30, 1994, Riverwood completed a public offering through the sale of $100 million face value of 10-3/8 percent Senior Subordinated Notes due 2004 and through the completion of a $125 million six year bank facility at an initial variable interest rate equal to 1.875 percent over the London Interbank Offered Rate (the "Riverwood Refinancing"). Riverwood borrowed $100 million under the bank credit facility and used that amount together with the proceeds of the Senior Subordinated Notes to prepay approximately $179 million of principal of notes payable to insurance companies and banks, to pay approximately $3 million of related accrued interest and to pay expenses of the Riverwood Refinancing. This early retirement of debt resulted in an extraordinary charge of $7.9 million, net of income taxes of approximately $5 million. Riverwood reports its interim quarterly results based generally on a 13-week period ending on a Saturday. Riverwood's 1994 second quarter ended on June 25, 1994. Due to Riverwood's reporting period, this loss is reflected in Manville's third quarter 1994 financial statements. Borrowings under the bank credit facility are collateralized by substantially all of the fixed assets of Riverwood's Macon, Georgia mill which were previously collateral for the notes repaid.

The Senior Subordinated Notes due 2004 are redeemable by Riverwood in whole or in part beginning in 1999 at redemption prices, expressed as a percent of the principal amount redeemed, which range from 104.611 percent in 1999 to 100 percent in 2003. Prior to June 30, 1997, up to 35 percent of the principal amount can be redeemed under specified conditions at 110.375 percent. Interest is payable semiannually. The $125 million bank credit facility provides for borrowings on a revolving basis through June 1996, whereupon it converts to a term loan facility with principal installments payable from 1998 through 2000.

Under existing loan agreements, Riverwood is scheduled to repay principal of approximately $15 million in 1994, $46 million in 1995, $47 million in 1996 and $103 million in 1997.

At September 24, 1994, Riverwood had approximately $200 million in revolving credit facilities for its U.S. and international subsidiaries, of which approximately $89 million was available for borrowing. The credit facilities include a $50 million U.S. credit facility with banks to be used for working capital purposes through December 1995. This facility is collateralized by certain U.S. inventories and receivables.

On September 22, 1994 (the "Prepayment Date"), the Company prepaid $343 million of its bond obligations ("Trust Bonds"), including accrued interest, to the PI Trust with the exchange of an aggregate principal amount of $379 million of 10-3/8 percent Senior Notes ("Senior Notes") due 2004 of its wholly owned subsidiary, Schuller. The Senior Notes are general unsecured obligations of Schuller. The transaction resulted in an extraordinary loss on the early extinguishment of debt of $26.8 million, net of income taxes of $11.4 million.

In October 1994, Schuller filed a Form S-1 Registration Statement with the Securities and Exchange Commission (Registration No.33-84600) relating to a proposed sale of $250 million of the Senior Notes. The sale will be made by the PI Trust as the selling securityholder. Neither Schuller nor Manville will receive any proceeds from the sale. Upon the completion of such sale, the interest rate of the Senior Notes will be reset to permit pricing of the Senior Notes at face amount and the aggregate principal amount of Senior Notes will be adjusted to reflect the pricing and any interim interest payment made at the time of the offering.

The Company's bond obligation to the PI Trust, other than the Senior Notes, consists of payments of $75 million per year in 2013 and 2014. This obligation is included in the Company's long-term debt at a present value of $13.2 million based upon a 13 percent discount rate. Prior to the exchange, principal and interest payments under the Trust Bonds would have been $41.4 million per year from 1994 to 2000, $75 million per year from 2001 to 2002 and $41.4 million per year from 2003 to 2012. Interest payments on the $379 million of Senior Notes will be approximately $39 million per year, payable semiannually, through 2004 or early redemption based upon the 10-3/8 percent interest rate.

The PI Trust has the option, exercisable at any time within six months of the Prepayment Date, to exchange the Company's remaining bond obligation to the PI Trust for additional Senior Notes based upon a calculation similar to that used in the third quarter 1994 Trust Bond exchange. This could result in an extraordinary loss on the early retirement of the remaining Trust Bonds.

Note 3 - Dividends Accrued Not Declared

At December 31, 1993, $102.9 million of Common Stock Dividends Accrued Not Declared were reflected in the condensed consolidated balance sheet. These special dividends were previously accrued based upon a refinancing arrangement, since terminated, that had been negotiated between the Company and the PI Trust. In the third quarter of 1994, the Company entered into a new arrangement with the PI Trust in which the PI Trust exchanged most of its remaining debt obligation from the Company for marketable notes of the Company's wholly owned subsidiary, Schuller (see Note 2). In light of this new agreement and its effect on the liquidity of the PI Trust, the Common Stock Dividends Accrued not Declared were reversed in the third quarter of 1994. The condensed consolidated balance sheet also reflected Cumulative Preference Stock Dividends Accrued Not Declared of $72.7 million at December 31, 1993, as part of the accounting for the refinancing arrangement. The Cumulative Preference Stock Dividends Accrued Not Declared were reversed in the third quarter of 1994. Future dividends, if any, will be paid at the discretion of the Company's Board of Directors.

Note 4 - Contingencies and Commitments

The Company has an obligation to pay annually 20 percent of its net earnings (as adjusted) to the PI Trust. Payments to the PI Trust are due each year based on the prior year's net earnings and will continue for as long as the PI Trust is in existence and any personal injury asbestos claims filed against the PI Trust remain unpaid. After termination of the PI Trust, an independent profit sharing obligation computed under the same terms arises in favor of the Manville Property Damage Settlement Trust. Based upon a review of the existing and potential claims facing the two trusts, the Company believes that the profit sharing, for all practical purposes, will be payable in perpetuity unless the Company and the trusts agree to a restructuring or modification of the profit sharing obligations at some future date. In the first nine months of 1994, the Company recorded $12.5 million of profit sharing expense to be paid in 1995.

In the third quarter of 1994, Riverwood substantially completed the conversion of one of the two linerboard machines at the Macon mill to coated board production. Total capital expenditures for the paper machine conversion and new recovery boiler were approximately $92 million during the first nine months
of 1994.    As of September 24, 1994, outstanding commitments relating to the
Macon conversion and other related capital projects totaled approximately $4 million, which will be funded with operating cash flow and from existing cash and marketable securities balances.

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

In 1992, the Company commenced a voluntary inspection and sampling program of decks where its phenolic product was installed between 1989 and 1992. During the last two years, hundreds of inspections have been conducted and thousands of roof deck samples obtained. A small percentage of the deck population inspected or sampled to date exhibited corrosion of sufficient severity to require replacement, remediation or overlay of some portion of the existing metal decking. In most of these cases only "spot remediation" has been required to address the damage to the roof decks. Through September 30, 1994, the cumulative cash expended by the Company for its inspection and sampling program was approximately $4 million and the cumulative cash expended for remediation was approximately $4 million. The exact number of phenolic-related claims the Company may receive is dependent upon a number of variables and cannot be determined at this time.

Based on its claims experience and the information available from the Company's voluntary inspection and sampling program conducted through 1993, Schuller recorded an estimated loss in 1993 of approximately $19.7 million for future anticipated sampling, inspection, remediation and other costs on an undiscounted basis before giving effect to any potential insurance recoveries. It is possible the ultimate loss, which cannot be determined at this time, could exceed this estimate. However, in management's opinion the ultimate loss will not have a material adverse effect on the Company's financial position, although additional losses could be material to quarterly or annual operating results in future periods.

Any determination of the ultimate cost to the Company for phenolic-related deck corrosion must take into consideration insurance which may be available to address such claims as well as other sources of indemnification. The Company has insurance which applies to property damage resulting from metal deck corrosion; however, the Company is presently engaged in litigation over the extent of such coverage with its primary insurance carrier. Although there can be no certainty, at this time the Company believes it will be successful by verdicts or settlements in its efforts to recover from its insurance carriers the receivable of $7 million included in other assets in the Company's financial statements at September 30, 1994. The Company's belief that it will be successful in this action is based on its interpretation of the language of the relevant insurance policies and the Company's factual investigation to date. Accordingly, for financial reporting purposes, the $7 million receivable has been determined to be "probable" of collection, as defined in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." The Company has not recorded any non-insurance indemnification receivables.

During 1993, the Company filed a lawsuit against Beazer. The Company seeks to recover from Beazer all costs and damages incurred as a result of the acquisition of the phenolic business. Additionally, to the extent negligence of others is a contributing factor to roof deck corrosion, the Company may have rights in contribution for recovery of a portion of its costs from such third parties.

The extent of and ability of the Company to recover costs through insurance, indemnification, contribution and damage claims beyond the $7 million receivable recorded at September 30, 1994 cannot be quantified at this time.

The Company is committed to full compliance with all applicable environmental laws and regulations. Environmental law at the present is dynamic rather than static. As a result, costs that are unforeseeable at this time may be incurred when new laws are enacted, and/or the environmental agencies promulgate or revise regulations in furtherance of such legislation. In response to the implementation of the 1990 amendments to the federal Clean Air Act and requirements of various state air emissions regulations, the Company will be obligated to monitor and reduce air emissions at its manufacturing sites. The regulations will likely require capital expenditures in the years 1994-2001, with most of the expenditures occurring in the latter part of that time frame. Because many of the anticipated regulations have not yet been proposed, neither the costs nor timing of compliance can be reasonably anticipated at this time. In addition, the federal Environmental Protection Agency has issued new proposed regulations for the pulp and paper industry (the "Proposed Regulations"). It is expected that the earliest time for industry compliance with the Proposed Regulations should not be prior to the first quarter of 1999. At this time, the Company estimates capital spending that may be required to comply with the Proposed Regulations could be between $20 million and $40 million to be spent over a three-year period beginning in 1996.

The Company is engaged in environmental remediation projects for properties currently owned or operated by the Company and properties divested by the Company for which responsibility was retained for preexisting conditions. In addition, the Company has been identified as a potentially responsible party at certain sites under the federal Comprehensive Environmental Response, Compensation, and Liability Act or similar state legislation, and as such could be jointly and severally liable for remediation costs at these sites. The Company's actual final costs in some instances cannot be estimated until the remediation process is substantially completed. To address these contingent environmental costs, the Company has established appropriate accruals where such costs are probable and can be reasonably estimated. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes accruals established for environmental expenditures are adequate.

Note 5 - Income Taxes

For the quarter ended September 30, 1993, the Company reported a net income tax benefit of $0.8 million, which included a $14.8 million benefit due to changes in U.S. and German tax rates, offset by foreign taxes and taxes on expected repatriations of undistributed earnings.

The year-to-date income tax benefit at September 30, 1993 of $35.7 million also included a $33.9 million tax benefit on the portion of the June 1993 special common dividend that was paid to the PI Trust partially offset by an additional deferred tax asset valuation allowance of $7 million. The Company records a tax benefit, for financial reporting purposes, on the amount of common dividends paid to the PI Trust in the years in which those dividends are paid. For income tax purposes, the Company is entitled to a tax benefit on the amount of common dividends paid to the PI Trust in the years in which those dividends are transferred to a specific settlement fund within the PI Trust or paid to claimants. Accordingly, in September 1993, the Company recorded an increase in deferred tax assets, partially offset by an additional deferred tax asset valuation allowance of $7 million, due primarily to the income tax benefit attributable to payment of the common dividend. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company's valuation allowance on all deferred tax assets is subject to change as earnings forecasts and the estimated timing of the utilization of the Company's tax benefits are revised.

In addition, during the first half of 1993, the Company received a U.S. income tax refund of $32.1 million from the U.S. Internal Revenue Service due to a retroactive change in U.S. income tax regulations, which was recorded as a reduction to income tax expense of $18.7 million and an increase to interest income of $13.4 million. The Company's first quarter 1993 income tax benefit also included a $4.8 million tax benefit due to changes in Brazilian income tax laws.

Exclusive of the unusual items and their effect on income taxes, the Company's 1994 and 1993 tax rates on operations for the first nine months were 43 percent and 84 percent, respectively. The 1994 rate is higher than the U.S. federal statutory rate primarily due to U.S. state and local taxes. The 1993 rate was higher than the U.S. federal statutory rate primarily due to higher foreign effective rates and taxes on expected repatriations of undistributed earnings, compounded by low U.S. earnings.

Note 6 - Restructuring of Operations

During the third quarter of 1993, the Company reported a $4 million loss due to an additional restructuring charge principally for the settlement of litigation related to a former business, a $1 million loss on the sale of an oil and gas property, and a $0.6 million write-down of a property in anticipation of sale. These losses were offset by a $0.3 million gain on the sale of excess properties. These amounts are included in the third quarter restructuring of operations loss of $5.7 million.

The amount reported as a restructuring of operations loss for the first nine months of 1993 includes the amounts discussed above as well as a $4.1 million provision for severance, outplacement and relocation costs associated with the restructuring of the Company's worldwide mats and reinforcement business, recorded during the second quarter of 1993.

Note 7 - Early Extinguishment of Debt

In the third quarter of 1994 the Company completed two debt refinancings (see
Note 2) that resulted in an aggregate extraordinary loss on early extinguishment of debt of $34.7 million, net of related income taxes of $16.4 million.

Riverwood completed a refinancing program in the third quarter of 1994 and prepaid approximately $179 million of principal of notes payable. The extraordinary charge for this early retirement of debt was $7.9 million, net of income taxes of approximately $5 million.

In conjunction with the Trust Bond prepayment, the Company recorded an extraordinary loss of $26.8 million, net of related income taxes of $11.4 million in the third quarter of 1994.

In the third quarter of 1993 the Company recorded an extraordinary gain of $0.9 million, net of related income taxes of $0.5 million, to adjust an estimated extraordinary loss previously recorded in 1992 on a partial prepayment of the Trust Bonds.

Note 8 - Cumulative Effect of a Change in Accounting Principle

In the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. Accordingly, the September 30, 1993 financial information has been restated to recognize an accumulated postemployment benefit obligation of $13.9 million, net of income taxes of $8.6 million.

Note 9 - Preference Stock Dividends/Accretion

Dividends on the Company's Cumulative Preference Stock, Series B may be paid beginning in 1994 at an annual rate of $2.70 per share, payable quarterly, but
only at the discretion of the Company's Board of Directors.   The Preference
Stock Dividends/Accretion of $6.2 million and $18.7 million represents the dividends for the third quarter and first nine months of 1994, respectively. Three dividends have been declared and paid in 1994 totaling $16.6 million. At September 30, 1994, there are no dividends in arrears. The Preference Stock Dividends/Accretion of $5.8 million and $16.9 million for the third quarter and nine months ended September 30, 1993, respectively, is the accretion to increase the carrying values of the preference stock and the preference stock dividend accrual based on the interest method, in accordance with APB Opinion No. 21.

Note 10 - Earnings Per Common Share

For the third quarter of 1994, primary and fully diluted earnings per common share amounts were based on 122,336,000 and 122,341,000 weighted average common equivalent shares outstanding, respectively. Primary and fully diluted earnings per common share amounts for the first nine months of 1994 were based on 122,362,000 weighted average common equivalent shares outstanding.

The 1993 third quarter primary and fully diluted earnings per common share amounts were based on 122,403,000 weighted average common equivalent shares outstanding. Primary and fully diluted earnings per common share amounts for the first nine months of 1993 were based on 122,588,000 weighted average common equivalent shares outstanding.

Earnings per share amounts were calculated after the deduction for preference stock dividends/accretion.

Note 11 - Subsequent Events

In July 1994, Riverwood entered into an agreement in principle to sell just under 50 percent of its Brazilian subsidiary, together with a 25 percent interest in an entity holding the multiple packaging business in Brazil. The sale, which is subject to negotiation of definitive agreements, Board of Directors' and certain third party approvals, is expected to close in January 1995. The Company expects the Brazilian transaction to result in a significant cash inflow. However, if consummated, the transaction will result in a significant nonrecurring charge to net income in 1994 for financial reporting purposes, principally due to charges for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

In October 1994, Riverwood completed the sale of certain oil and gas mineral rights which the Company estimates will increase Riverwood's net income by approximately $5.4 million in the fourth quarter of 1994.

Note 12 - Business Segment Information

                                                                               (Thousands of dollars)
Manville Corporation                                                                    Three Months
Consolidated Major Business Segments                                              Ended September 30,
                                                                             1994               1993
- ----------------------------------------------------------------------------------------------------
Net Sales
- ----------------------------------------------------------------------------------------------------
Riverwood International:
  Coated Board System                                                    $215,804           $192,564
  Containerboard                                                           73,688             64,396
  U.S. Timberlands/Wood Products                                           43,184             37,680
  Corporate and Eliminations                                               (4,729)            (4,597)
- ----------------------------------------------------------------------------------------------------
                                                                          327,947            290,043
- ----------------------------------------------------------------------------------------------------

Schuller International:
   Building Products                                                      212,635            189,923
   Engineered Products                                                    148,202            133,096
   Corporate and Eliminations                                              (7,391)           (10,090)
- ----------------------------------------------------------------------------------------------------
                                                                          353,446            312,929
- ----------------------------------------------------------------------------------------------------

Manville Corporate and Eliminations                                             7             (1,648)
- ----------------------------------------------------------------------------------------------------

Total Company Net Sales                                                  $681,400           $601,324
====================================================================================================

Income (Loss) from Operations
- ----------------------------------------------------------------------------------------------------
Riverwood International:
  Coated Board System                                                    $ 22,489           $ 27,869
  Containerboard                                                            1,098            (10,019)
  U.S. Timberlands/Wood Products                                           15,667             11,485
  Corporate and Eliminations                                               (4,780)            (5,432)
- ----------------------------------------------------------------------------------------------------
                                                                           34,474             23,903
- ----------------------------------------------------------------------------------------------------

Schuller International:
   Building Products                                                       40,907             21,433
   Engineered Products                                                     21,049             12,245
   Corporate and Eliminations                                              (5,540)           (10,494)
- ----------------------------------------------------------------------------------------------------
                                                                           56,416             23,184
- ----------------------------------------------------------------------------------------------------

Manville Corporate and Eliminations                                        (3,401)            (2,232)
- ----------------------------------------------------------------------------------------------------

Total Company Income from
  Operations                                                             $ 87,489           $ 44,855
====================================================================================================

Net sales included in Corporate and Eliminations relate primarily to the elimination of intersegment sales (at prices approximating market).

                                                                               (Thousands of dollars)
Manville Corporation                                                                     Nine Months
Consolidated Major Business Segments                                              Ended September 30,
                                                                             1994               1993
- ----------------------------------------------------------------------------------------------------
Net Sales
- ----------------------------------------------------------------------------------------------------
Riverwood International:
   Coated Board System                                                 $  597,153         $  562,643
   Containerboard                                                         203,529            175,756
   U.S. Timberlands/Wood Products                                         119,995            109,077
   Corporate and Eliminations                                             (13,827)           (13,894)
- ----------------------------------------------------------------------------------------------------
                                                                          906,850            833,582
- ----------------------------------------------------------------------------------------------------
Schuller International:
   Building Products                                                      542,990            491,868
   Engineered Products                                                    418,624            396,937
   Corporate and Eliminations                                             (19,126)           (23,681)
- ----------------------------------------------------------------------------------------------------
                                                                          942,488            865,124
- ----------------------------------------------------------------------------------------------------

Manville Corporate and Eliminations                                          (255)            (5,555)
- ----------------------------------------------------------------------------------------------------

Total Company Net Sales                                                $1,849,083         $1,693,151
====================================================================================================


Income (Loss) from Operations
- ----------------------------------------------------------------------------------------------------
Riverwood International:
   Coated Board System                                                 $   77,501         $   78,366
   Containerboard                                                          (4,679)           (22,020)
   U.S. Timberlands/Wood Products                                          42,337             34,690
   Corporate and Eliminations                                             (17,408)           (17,581)
- ----------------------------------------------------------------------------------------------------
                                                                           97,751             73,455
- ----------------------------------------------------------------------------------------------------

Schuller International:
   Building Products                                                       85,446             46,574
   Engineered Products                                                     58,302             41,623
   Corporate and Eliminations                                             (22,332)           (25,529)
- ----------------------------------------------------------------------------------------------------
                                                                          121,416             62,668
- ----------------------------------------------------------------------------------------------------

Manville Corporate and Eliminations                                        (9,501)            (5,462)
- ----------------------------------------------------------------------------------------------------

Total Company Income from
   Operations                                                          $  209,666         $  130,661
====================================================================================================

Net sales included in Corporate and Eliminations relate primarily to the elimination of intersegment sales (at prices approximating market).

The Company has reclassified the presentation of previously disclosed business segment information to conform with the current presentation format.

Report of Independent Accountants

To the Stockholders and Directors
  of Manville Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Manville Corporation as of September 30, 1994 and the related condensed consolidated statement of income and accumulated deficit for the three month and nine month periods ended September 30, 1994 and 1993 and cash flows for the nine month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND L.L.P.
- ----------------------------
    COOPERS & LYBRAND L.L.P.



Denver, Colorado
November 10, 1994

ITEM 2.

                              MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Manville Corporation is an international holding company with two principal operating subsidiaries, Riverwood International Corporation ("Riverwood") and Schuller International Group, Inc. ("Schuller"), collectively referred to as "Manville" or "the Company". When referring to the parent company only, Manville Corporation is defined as the "Manville holding company". The Manville holding company owns approximately 81.5 percent of Riverwood and 100 percent of Schuller.

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

Schuller's Building Products segment includes (i) building insulation, (ii) commercial roofing systems and (iii) mechanical insulations. The building insulation business manufactures fiberglass wool insulation for walls and attics in residential and commercial buildings. Schuller is also a full-line supplier of commercial roofing systems, which include roofing membranes, insulations, accessories and related guarantees. The mechanical insulations business manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications.

Schuller's Engineered Products segment includes (i) specialty insulations and filtration products and (ii) mats and reinforcements. Specialty insulations and filtration products include thermal and acoustic insulation for aircraft, appliances, automobiles and HVAC (heating, ventilating and air conditioning) equipment; air filtration media for commercial and industrial buildings; and microfibers for clean room air filters. The mats and reinforcements business manufactures continuous filament fiberglass-based products used for reinforcing roofing, flooring, wall covering and plastics products.

Financial results for the Manville holding company's oil and gas property (which was sold in the third quarter of 1993) and its equity investment in the Stillwater platinum and palladium mining operations are included in Manville Corporate and Eliminations for business segment reporting purposes.

RESULTS BY SEGMENT - RIVERWOOD

Riverwood's net sales increased $37.9 million, or 13.1 percent, from the third quarter of 1993 and $73.3 million, or 8.8 percent, from the first nine months of 1993 due to higher sales in all segments of Riverwood. The Coated Board System segment's net sales increased $23.2 million, or 12.1 percent, in the third quarter and $34.5 million, or 6.1 percent, in the first nine months over the same periods of 1993, due principally to revenues from increased volume in U.S. beverage markets and international beverage and folding carton markets. These increases were partially offset by selling price declines in folding carton and coated board open markets. Net sales in the Containerboard segment increased $9.3 million, or 14.4 percent, for the third quarter and $27.8 million, or 15.8 percent, for the nine months of 1994 over the same periods of 1993, primarily due to selling price increases. Net sales in the U.S. Timberlands/Wood Products segment increased $5.5 million, or 14.6 percent, for the third quarter and $10.9 million, or 10 percent, for the nine months of 1994 compared with 1993, due principally to higher selling prices for both lumber and plywood.

Riverwood's gross profit increased $11 million and $29.4 million for the third quarter and first nine months of 1994, respectively, from the same periods of 1993. During the third quarter of 1994, the gross profit margin increased to
20.5 percent from 19.4 percent and increased to 22 percent from 20.4 percent for the nine months over the same periods of 1993. The Coated Board System segment's gross profit decreased by $3.9 million to $44 million for the third quarter of 1994, while its gross profit margin decreased to 20.4 percent from
24.9 percent. This decrease in gross profit and gross profit margin was primarily due to costs incurred to meet U.S. beverage market demand that exceeded Riverwood's U.S. converting capacity. These costs resulted primarily from subcontracting carton production, additional transportation, and scheduling inefficiencies at Riverwood's U.S. converting plants. Riverwood is in the process of increasing its U.S. converting capacity in response to the demand of the U.S. beverage market. Gross profit in the Coated Board System segment for the nine months increased $4.6 million to $141.2 million, and its gross profit margin decreased to 23.6 percent from 24.3 percent. The increase in gross profit was due primarily to higher volume in the U.S. beverage markets and international folding carton and coated board open markets. The gross profit margin decreased primarily due to costs incurred to meet U.S. beverage market demand that exceeded Riverwood's U.S. converting capacity. Gross profit in the Containerboard segment increased $10.4 million to $8.2 million in the third quarter of 1994 from a loss in 1993, and increased

$17.1 million to $16.3 million for the nine months of 1994, due primarily to higher selling prices. Gross profit in the U.S. Timberlands/Wood Products segment increased $4.2 million to $15.1 million in the third quarter of 1994 over 1993, and its gross profit margin increased to 35 percent from 29 percent due principally to selling price increases in both lumber and plywood. The U.S. Timberlands/Wood Products segment gross profit for the first nine months of 1994 increased $7.5 million to $42.5 million and its gross profit margin increased to 35.5 percent from 32.1 percent due principally to selling price increases in lumber, which were partially offset by higher log costs.

Riverwood's selling, general and administrative expenses decreased $0.4 million in the third quarter of 1994 compared with the same period of 1993. For the first nine months of 1994 selling, general and administrative expenses increased $3.3 million over the first nine months of 1993 due to increased sales and marketing expenses resulting from continuing international market penetration, partially offset by lower administrative expenses. As a percent of net sales, selling, general and administrative expenses declined 1.4 percent in the third quarter and 0.5 percent for the nine months of 1994.

Riverwood's total income from operations increased by $10.6 million, or 44.2 percent, for the third quarter of 1994 and by $24.3 million, or 33.1 percent, for the first nine months of

1994, compared with the same periods of 1993. The Coated Board System segment's income from operations decreased $5.4 million, or 19.3 percent, for the third quarter of 1994 compared with 1993. Income from operations decreased $0.9 million, or 1.1 percent, for the first nine months of 1994. Higher volume was more than offset by increased converting costs in the U.S. beverage market and selling price declines in international beverage and folding carton markets. Income from operations in the Containerboard segment increased $11.1 million to $1.1 million in the third quarter of 1994 from a loss in 1993, due primarily to increased selling prices. The operating loss in the first nine months of 1994 in the Containerboard segment decreased $17.3 million to a loss of $4.7 million compared with the same period of 1993 due primarily to increased selling prices. Income from operations in the U.S. Timberlands/Wood Products segment increased $4.2 million over the third quarter of 1993 to $15.7 million for the third quarter of 1994, due principally to selling price increases in both lumber and plywood. The U.S. Timberlands/Wood Products segment income from operations increased $7.6 million to $42.3 million in the first nine months of 1994 over 1993 due principally to higher lumber selling prices offset somewhat by higher log costs.

RESULTS BY SEGMENT - SCHULLER

Schuller's net sales increased $40.5 million, or 12.9 percent, from the third quarter of 1993 and $77.4 million, or 8.9 percent, from the first nine months of 1993 due to higher sales in both the

Building Products and Engineered Products segments. Net sales for Schuller's Building Products segment increased by $22.7 million, or 12 percent, in the third quarter of 1994 and by $51.1 million, or 10.4 percent, in the first nine months of 1994 compared with the same periods of 1993. These increases resulted primarily from higher sales volumes associated with strong construction activity as well as improved selling prices. Schuller's Engineered Products segment net sales were $15.1 million, or 11.3 percent, higher in the third quarter of 1994 compared with the third quarter of 1993 and $21.7 million, or 5.5 percent, higher in the first nine months of 1994 compared with the first nine months of 1993. The increase in 1994 sales for this segment is due to improvements in both North American and European construction markets.

Schuller's gross profit increased $33.7 million and $60.5 million for the third quarter and first nine months of 1994, respectively, from the same periods of 1993. Gross profit margin for the third quarter of 1994 was 28.5 percent compared with 21.5 percent for the same period of 1993. Gross profit margin was 26.2 percent for the first nine months of 1994 versus 21.6 percent for the same period of 1993. The Building Products segment's gross profit margin was 31 percent and 28 percent in the third quarter and first nine months of 1994, compared with 21.7 percent and 21.2 percent, respectively, for the same periods in 1993. The Engineered Products segment's gross profit margin increased to 23.8 percent for the third quarter of 1994 from 19.5 percent in the third quarter of 1993 and increased to 23 percent for the first nine months of 1994 from 21.5 percent for the same period of 1993. The 1994 increase in gross profit for both segments was primarily attributable to increased sales volume resulting from increased U.S. construction activity, improved manufacturing efficiencies and higher 1994 selling prices. These manufacturing efficiencies are partially due to restructuring programs initiated in 1993 and include the favorable impact of the commercial and industrial roofing business acquired in January 1994 from a competitor while simultaneously selling to that competitor the Company's residential roofing business.

Schuller's selling, general and administrative expenses and research, development and engineering expenses increased $3.4 million in the third quarter and $7.4 million in the first nine months of 1994 over the same periods of 1993 due to higher expenses for product development, environmental compliance and information systems development. Combined, these expenses remained relatively constant as a percentage of net sales for the first nine months of 1994 compared with the same period of 1993.

Schuller reported a $3.6 million loss in the third quarter of 1993 due to the settlement of litigation related to a former business. This charge was included in Schuller's corporate and eliminations for business segment purposes.

Schuller's Engineered Products segment also reported a $4.1 million restructuring loss in the second quarter of 1993 for severance, outplacement and relocation costs associated with the restructuring of Schuller's worldwide mats and reinforcements business.

Schuller's income from operations for all segments increased $33.2 million in the third quarter of 1994 and $58.7 million in the first nine months of 1994 over the same periods of 1993. The Building Products segment reported income from operations of $40.9 million in the third quarter of 1994, a $19.5 million increase from the third quarter of 1993. For the first nine months of 1994, income from operations was $85.4 million, up $38.9 million from the first three quarters of 1993. Schuller's Engineered Products segment's income from operations of $21 million in the third quarter of 1994 represents an increase of $8.8 million from the $12.2 million in income from operations reported for the third quarter of 1993. For the first nine months of 1994, income from operations was $58.3 million, $16.7 million higher than the first three quarters of 1993.

Total Company net sales increased $80.1 million to $681.4 million in the third quarter and increased $155.9 million to $1,849.1 million for the first nine months of 1994 over the same periods of 1993 due to increases at both Riverwood and Schuller. Manville consolidated income from operations increased $42.6 million to $87.5 million in the third quarter and increased $79 million to $209.7 million for the first nine months of 1994 over the same periods of 1993. These improvements were due to increases at both Riverwood and Schuller offset by higher Manville corporate expenses. The increase in Manville corporate expenses is primarily due to oil and gas income included in Manville 1993 corporate expenses not reflected in 1994 due to the sale of the oil and gas properties in the third quarter of 1993.

INTEREST INCOME

Interest income for the third quarter of 1994 was relatively unchanged from the same period of 1993. Compared with the corresponding period of 1993, interest income for the first nine months of 1994 decreased by $17.6 million. Year-to-date 1993 interest income included $13.4 million of interest income received on the income tax refund described below.

INTEREST EXPENSE

Gross interest expense incurred, before capitalization of interest, was $119.8 million for the first nine months of 1994, a decrease of $1.7 million when compared with $121.5 million for the same period in 1993. The decrease in interest expense was primarily due to a partial prepayment in August 1993 of debt owed to the Manville Personal Injury Settlement Trust (the "PI Trust") and higher levels of capitalized interest in 1994, offset in part by Riverwood's issuance of $125 million of 6.75 percent Convertible Subordinated Notes in September 1993. During the first nine months of 1994 and 1993, the Company capitalized interest totaling $19.9 million and $13.4 million, respectively, of which the majority was capitalized in connection with expenditures for the coated board capacity expansion program.

PROFIT SHARING EXPENSE

Profit sharing expense for the third quarters of 1994 and 1993 totaled $5.1 million and $2.9 million, respectively (see RELATIONSHIP OF MANVILLE TO THE PERSONAL INJURY SETTLEMENT TRUST). The $2.2 million increase is primarily due to improved income from operations for the third quarter of 1994 over 1993, offset by income tax related benefits in the third quarter of 1993. Year-to-date profit sharing expense for 1994 totaled $12.5 million compared with $13.1 million for the same period in 1993, a decrease of $0.6 million. The year-to-date decrease in profit sharing expense is principally due to the income tax related benefits reported during 1993, partially offset by improved income from operations in 1994.

INCOME TAXES

For the quarter ended September 30, 1993, the Company reported a net income tax benefit of $0.8 million, which included a $14.8 million benefit due to changes in U.S. and German tax rates, offset by foreign taxes and taxes on expected repatriations of undistributed earnings.

The year-to-date income tax benefit at September 30, 1993 of $35.7 million also included a $33.9 million tax benefit on the portion of the June 1993 special common dividend that was paid to the PI Trust, partially offset by an additional deferred tax asset valuation allowance of $7 million. The Company records a tax benefit, for financial reporting purposes, on the amount of common dividends paid to the PI Trust in the years in which those dividends are paid. For income tax purposes, the Company is entitled to a tax benefit on the amount of common dividends paid to the PI Trust in the years in which those dividends are transferred to a specific settlement fund within the PI Trust or paid to claimants. Accordingly, the Company recorded an increase in deferred tax assets during the second quarter of 1993. The Company believes, based upon its past earnings, forecasts of future earnings and potential tax planning strategies, that the additional valuation allowance of $7 million recorded in 1993 was necessary. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company's valuation allowance on all deferred tax assets is subject to change as earnings forecasts and the estimated timing of the utilization of the Company's tax benefits are revised.

In addition, during the first half of 1993, the Company received a U.S. income tax refund of $32.1 million from the U.S. Internal Revenue Service due to a retroactive change in U.S. income tax regulations, which was recorded as a reduction to income tax expense of $18.7 million and an increase to interest income of $13.4 million. The Company's first quarter 1993 income tax benefit also included a $4.8 million tax benefit due to changes in Brazilian income tax laws.

Exclusive of the unusual items and their effect on income taxes, the Company's 1994 and 1993 tax rates for the first nine months on operations were 43 percent and 84 percent, respectively. The 1994 rate is higher than the U.S. federal statutory rate primarily due to U.S. state and local taxes. The 1993 rate was higher than the U.S. federal statutory rate primarily due to higher foreign effective rates and taxes on expected repatriations of undistributed earnings, compounded by low U.S. earnings.

EXTRAORDINARY GAIN (LOSS) ON EARLY EXTINGUISHMENTS OF DEBT

In the third quarter of 1994, the Company completed two debt refinancings that resulted in an aggregate extraordinary loss on early extinguishments of debt of $34.7 million, net of related income taxes of $16.4 million.

Riverwood completed a refinancing program in the third quarter of 1994 and prepaid approximately $179 million principal of notes payable. The extraordinary charge for this early retirement of debt was $7.9 million, net of income taxes of approximately $5 million.

In conjunction with the Trust Bond prepayment discussed below, the Company recorded an extraordinary loss of $26.8 million, net of related income taxes of $11.4 million, in the third quarter of 1994.

In the third quarter of 1993 the Company recorded an extraordinary gain of $0.9 million, net of related income taxes of $0.5 million, to adjust an estimated extraordinary loss previously recorded in 1992 on a partial prepayment of the Trust Bonds.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

In the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. Accordingly, the September 30, 1993 financial information has been restated to recognize an accumulated postemployment benefit obligation of $13.9 million, net of income taxes of $8.6 million.

NET INCOME

Net income applicable to common stock, which is after preference stock dividends/accretion, for the third quarter of 1994 was a loss of $12 million compared to income of $6.8 million from the same period in 1993. Year-to-date net income applicable to common stock for 1994 decreased $35.2 million to $3.6 million from the same period in 1993.

EARNINGS PER COMMON SHARE

Primary and fully diluted earnings per common share for the third quarter of 1994 were both losses of $0.10 as compared with primary and fully diluted earnings per common share of $0.06 each for the same period in 1993. Primary and fully diluted earnings per common share for the nine month periods ended September 30, 1994 and 1993 were $0.03 and $0.32, respectively. Earnings per common share amounts were calculated after deducting preference stock dividends/accretion.

As previously described, 1994 results included a charge for early extinguishments of debt. In addition, 1993 year-to-date net income includes the net favorable effect of various restructuring charges; tax benefits due to U.S., Brazilian and German tax law changes; an income tax benefit on the portion of the common dividend that was paid to the PI Trust; a U.S. income tax refund and the related interest income; a gain on early extinguishment of debt and a charge for the cumulative effect of an accounting change.

Excluding each of these items and their effect on profit sharing expense from reported results, the Company would have reported net income applicable to common stock for the first nine months of 1994 of approximately $36 million, or $0.29 per share, compared with a net loss of $7.3 million, or $0.06 per share, in the first nine months of 1993.

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

The Manville holding company's ability to generate sufficient cash in 1994 and beyond is dependent upon funds generated from tax sharing agreements with Riverwood and Schuller, dividends declared by Riverwood and Schuller, asset dispositions and capital raised through external sources. As a result of the Riverwood public offerings completed during 1992 and issuance of Senior Notes (defined below) by Schuller in 1994, the Manville holding company no longer has unrestricted access to cash flows generated by Riverwood and Schuller. In addition, certain of the Company's subsidiaries may be restricted in the amount of dividends that can be repatriated due to governmental regulations, economic conditions or provisions contained in financing agreements.

Tax-sharing agreements between the Manville holding company and its operating subsidiaries, Riverwood and Schuller, provide that the subsidiaries' U.S. federal and state income taxes be calculated as if they were independent entities and that such tax amounts be remitted to the Manville holding company. The Company is able to apply its tax benefits to reduce the consolidated domestic tax obligations, allowing the Manville holding company to retain a large portion of the cash remitted by Riverwood and Schuller. The Manville holding company currently intends to maintain at least an 80 percent ownership interest in Riverwood and Schuller in order to preserve the consolidated tax entity and utilize existing tax benefits.

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

Riverwood has paid quarterly cash dividends of $0.04 per share on its common stock since December 1992. As Riverwood's majority shareholder, the Manville holding company received $2.1 million during both the third quarters of 1994 and 1993 and $6.4 million in both the first nine months of 1994 and 1993 in connection with the payment of Riverwood common dividends. Riverwood currently intends to continue paying quarterly dividends of $0.04 per share on its common stock subject to a number of conditions, including approval by Riverwood's Board of Directors and compliance with covenants in debt instruments and other agreements.

Dividends on the Company's Cumulative Preference Stock, Series B may be paid quarterly beginning in 1994 at an annual rate of $2.70 per share, but only at the discretion of the Company's Board of Directors after other funding requirements under the Plan (defined below) have been met. Manville paid a cash dividend of $4.2 million, or $0.45 per share, on March 1, 1994 to Cumulative Preference Stock, Series B stockholders. Manville also paid cash dividends of $6.2 million, or $0.675 per share, on both June 1, 1994 and September 1, 1994 to Cumulative Preference Stock, Series B stockholders. In November 1994, the Company declared a dividend on its Cumulative Preference Stock, Series B of $0.675 per share, payable December 1, 1994 to stockholders of record on November 21, 1994.

At September 30, 1994, the Company had net working capital of $307.7 million, including cash and marketable securities of $161.6 million. Total cash and marketable securities located outside of the United States and Canada was approximately $41 million. Approximately $58 million of cash and marketable securities is held by Riverwood and $65 million is held by Schuller.

Cash and marketable securities decreased by $66.5 million during the first nine months of 1994. This decrease is primarily attributable to capital expenditures, a large percentage of which related to the coated board capacity expansion project and packaging machinery installations, offset in part by cash generated from operations and from a sale and leaseback financing arrangement. On June 22, 1994, Riverwood entered into a financing agreement structured as a sale and leaseback transaction. Under terms of the agreement, Riverwood received sales proceeds of $25 million. The assets sold have been leased back by Riverwood under a one-year operating lease, which allows for four one-year renewals for a maximum term of five years. Lease payments are comprised of a fixed and variable component which, based on interest rates in effect at the inception of the agreement, would approximate $4 million annually.

Overall, the Company's debt increased during the first nine months of 1994 by $93.9 million principally as a result of the Company's third quarter 1994 refinancings and new borrowings by foreign subsidiaries. Principal reductions on long-term debt payable to lenders other than the PI Trust are expected to be approximately $17 million for 1994, after giving effect to Riverwood's refinancing (discussed below).

In the third quarter of 1994, Riverwood completed a public offering through the sale of $100 million face value of 10-3/8 percent

Senior Subordinated Notes due 2004 and entered into a bank credit facility which provides for borrowings of up to $125 million at an initial variable interest rate equal to 1.875 percent over the London Interbank Offered Rate (the "Riverwood Refinancing"). Riverwood borrowed $100 million under the bank credit facility and used that amount together with the proceeds of the Senior Subordinated Notes to prepay approximately $179 million principal of notes payable to insurance companies and banks, to pay approximately $3 million of related accrued interest and to pay expenses of the Riverwood Refinancing. The extraordinary charge for this early retirement of debt was $7.9 million, net of income taxes of approximately $5 million. Borrowings under the bank credit facility are collateralized by substantially all of the fixed assets of the Macon mill which were previously collateral for the notes repaid.

The Senior Subordinated Notes due 2004 are redeemable by Riverwood in whole or in part beginning in 1999 at redemption prices expressed as a percent of the principal amount redeemed, which range from 104.611 percent in 1999 to 100 percent in 2003. Prior to June 30, 1997, up to 35 percent of the principal amount can be redeemed under specified conditions at 110.375 percent. Interest is payable semiannually. The $125 million bank credit facility provides for borrowings on a revolving basis through June 1996, whereupon it converts to a term loan facility with principal installments payable from 1998 through 2000.

Under existing loan agreements Riverwood is scheduled to repay principal of approximately $15 million in 1994, $46 million in 1995, $47 million in 1996 and $103 million in 1997. The Company currently anticipates that Riverwood's indebtedness, its capital spending program and other ongoing operating costs will be paid out of its operating cash flow, proceeds from the sale of nonstrategic assets, access to private and capital markets and amounts available under revolving credit facilities.

At September 30, 1994, Riverwood had approximately $200 million in revolving credit facilities for its U.S. and international subsidiaries, of which approximately $89 million was available for borrowing. As part of its revolving credit facilities, Riverwood has a $50 million U.S. credit facility with banks to be used for working capital purposes through December 1995. This facility is collateralized by certain U.S. inventories and receivables. In addition, Riverwood had arrangements with certain international banks for discounting receivables. As of September 30, 1994, approximately $30 million of overseas receivables were discounted.

At September 30, 1994, Schuller had credit facilities totaling approximately $158 million including a $100 million domestic receivables sale facility and international revolving credit facilities, of which approximately $157 million was available for use.

On September 22, 1994 (the "Prepayment Date"), the Company prepaid $343 million of its bond obligations ("Trust Bonds"), including accrued interest, to the PI Trust with the exchange of an aggregate principal amount of $379 million of 10-3/8 percent Senior Notes ("Senior Notes") due 2004 of its wholly owned subsidiary, Schuller. The Senior Notes are general unsecured obligations of Schuller. The transaction resulted in an extraordinary loss on the early extinguishment of debt of $26.8 million, net of income taxes of $11.4 million.

In October 1994, Schuller filed a Form S-1 Registration Statement with the Securities and Exchange Commission (Registration No. 33-84600) relating to a proposed sale of $250 million of the Senior Notes. The sale will be made by the PI Trust as the selling securityholder. Neither Schuller nor Manville will receive any proceeds from the sale. Upon the completion of such sale, the interest rate of the Senior Notes will be reset to permit pricing of the Senior Notes at face amount and the aggregate principal amount of Senior Notes will be adjusted to reflect the pricing and any interim interest payment made at the time of the offering.

The Company's bond obligation to the PI Trust, other than the Senior Notes, consists of payments of $75 million per year in 2013 and 2014. This obligation is included in the Company's long-term debt at a present value of $13.2 million based upon a 13 percent discount rate. Prior to the exchange of the Senior Notes, principal and interest payments under the Trust Bonds would have totaled $41.4 million per year from 1994 to 2000, $75 million per year from 2001 to 2002 and $41.4 million per year from 2003 to 2012. Interest payments on the $379 million of Senior Notes will be approximately $39 million per year, payable semiannually, through 2004 or early redemption based upon the 10-3/8 percent interest rate.

The PI Trust has the option, exercisable at any time within six months of the Prepayment Date, to exchange the Company's remaining bond obligation to the PI Trust for additional Senior Notes based upon a calculation similar to that used in the third quarter 1994 Trust Bond exchange. This could result in an extraordinary loss on the early retirement of the remaining Trust Bonds.

The Company's capital expenditures, exclusive of capitalized interest, for 1994 are expected to be approximately $280 million. In the third quarter of 1994, Riverwood substantially completed the conversion of one of the two linerboard machines at the Macon mill to coated board production. Included in the Company's total capital expenditures for 1994 of $280 million are Riverwood expenditures of approximately $200 million for: the Macon mill, the cost of additional packaging machinery placements, projects that will add worldwide press and converting capacity, and costs for environmental compliance. Total capital expenditures for the paper machine conversion and new recovery boiler were approximately

$92 million during the first nine months of 1994. The conversion project proceeded in stages with an initial production of 24,400 tons of on-line coated board in the second quarter of 1994. The final phase of the paper machine conversion was substantially completed in the third quarter of 1994 and required a 47-day paper machine outage. Production of on-line coated board in the third quarter of 1994 was approximately 16,000 tons and Riverwood expects to produce approximately 80,000 tons of coated board at the Macon mill during 1994. The Company estimates that the 47-day production shut down and the associated coated board production start-up reduced Riverwood's income from operations by approximately $8 million in the third quarter of 1994. Riverwood expects to capitalize approximately $23 million of interest expense during 1994. With the Macon mill paper machine conversion substantially completed in 1994, the Company does not expect to continue capitalizing interest at a similar rate in 1995. Outstanding purchase commitments relating to the conversion and other related projects under way at the Macon mill totaled approximately $4 million at quarter-end.

As a result of recently improved economic conditions, new product introductions and share gains in certain of its businesses, Schuller is currently operating its fiberglass production facilities at or near their capacity limits. Accordingly, Schuller has announced several capacity expansion programs which will be completed incrementally over the next three to four years in order to provide additional capacity for building insulation, mechanical and specialty insulations, and continuous filament roofing fiber. Schuller periodically reevaluates its capacity expansion plans based on current economic conditions and overall industry capacity. Schuller estimates its annual capital spending in 1994 will approximate $80 million, approximately half of which will be used in the capacity expansion programs described above.

In the fourth quarter of 1993, Riverwood recorded a $25 million charge for the write-down of assets and provisions for severance, relocation and related costs as Riverwood restructures and consolidates certain operations and infrastructure levels. Riverwood is continuing its plan to streamline operations, increase efficiency and cost effectiveness, and enhance worldwide customer service capability. Approximately $20 million of the restructuring reserve relates to provisions for cash expenditures that are expected to occur through 1995 and will be funded from existing cash, operations and anticipated savings. The remainder of the reserve is being used to write down the book value of certain related assets. Through September 1994, approximately $12.6 million had been charged against the restructuring reserve, of which approximately $9.6 million related to cash expenditures. Approximately $7.5 million and $0.3 million of the total charges related to the Coated Board System and Containerboard segments, respectively, and $4.8 million were of a corporate nature.

During 1993 Schuller initiated various activities to restructure its domestic and international operations in order to reduce its cost structure. Accordingly, during the calendar year 1993, Schuller recorded a restructuring charge aggregating $30.1 million related to (i) expenses for sampling, inspection and remediation associated with a former phenolic roofing insulation business, offset in part by expected insurance recoveries; (ii) additional severance costs for ongoing programs to reduce costs; (iii) estimated costs associated with the decision to exit the residential roofing business; and
(iv) a charge for the settlement of litigation related to a former business. Approximately $28 million of these 1993 restructuring charges will result in future cash expenditures that will be funded from existing cash, operations and anticipated savings. Through September 30, 1994, these cash expenditures totaled $20 million and the remaining cash expenditures are expected to occur through 1997. At September 30, 1994, Schuller's program for the reduction of salaried employees was substantially complete.

The Company has learned that phenolic roofing insulation may, under certain circumstances, contribute to corrosion of steel decks on which the insulation is installed. During the fourth quarter of 1993, Schuller recorded an estimated loss of $19.7 million for future anticipated sampling, inspection, remediation and other costs associated with its former phenolic roof insulation business, offset in part by $7 million of expected insurance recoveries. It is possible the ultimate loss, which cannot be determined at this time, could exceed this estimate. In addition, the timing and extent of the expected payouts for these expenses and the corresponding receipt of recoveries through insurance, indemnification, contribution and damage claims also cannot be determined at this time. See Note 4, Contingencies and Commitments, to Condensed Consolidated Financial Statements.

The Company is committed to full compliance with all applicable environmental laws and regulations. Environmental law at the present is dynamic rather than static. As a result, costs that are unforeseeable at this time may be incurred when new laws are enacted, and/or the environmental agencies promulgate or revise regulations in furtherance of such legislation. In response to the implementation of the 1990 amendments to the federal Clean Air Act and requirements of various state air emissions regulations, the Company will be obligated to monitor and reduce air emissions at its manufacturing sites. The regulations will likely require capital expenditures in the years 1994-2001, with most of the expenditures occurring in the latter part of that time frame. Because many of the anticipated regulations have not yet been proposed, neither the costs nor timing of compliance can be reasonably anticipated at this time. In addition, the federal Environmental Protection Agency has issued new proposed regulations for the pulp and paper industry (the "Proposed Regulations"). It is expected that the earliest time for industry compliance with the

Proposed Regulations should not be prior to the first quarter of 1999. At this time, the Company estimates capital spending that may be required to comply with the Proposed Regulations could be between $20 million and $40 million to be spent over a three-year period beginning in 1996.

The Company is engaged in environmental remediation projects for properties currently owned or operated by the Company and properties divested by the Company for which responsibility was retained for preexisting conditions. In addition, the Company has been identified as a potentially responsible party at certain sites under the federal Comprehensive Environmental Response, Compensation and Liability Act or similar state legislation, and as such could be jointly and severally liable for remediation costs at these sites. The Company's actual final costs in some instances cannot be estimated until the remediation process is substantially completed. To address these contingent environmental costs, the Company has established appropriate accruals where such costs are probable and can be reasonably estimated. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes accruals established for environmental expenditures are adequate.

The Company believes that with cash generated from operations, its current cash and marketable securities position, proceeds from the sale of nonstrategic assets, and access to private and capital markets and credit facilities, it can adequately fund normal debt service requirements, its planned capital spending program and its other commitments.

RELATIONSHIP OF MANVILLE TO THE PERSONAL INJURY SETTLEMENT TRUST

In 1982, the Company and its principal U.S. and Canadian subsidiaries filed petitions for reorganization under Chapter 11 of the federal Bankruptcy Code. The filings were precipitated by contingent liabilities resulting from litigation arising out of the Company's previous asbestos-related business operations.

The Company's Plan of Reorganization (the "Plan") was confirmed in 1986 and consummated on November 28, 1988. The Plan relieves the Company of the burden of defending thousands of asbestos lawsuits through the creation of two independent trusts created to assume, administer, settle and pay claims. The Plan, a court order (the "Injunction"), recent legislation and the federal Bankruptcy Code together operate to prohibit all persons from taking any actions against the Company with respect to any past, present or future asbestos-related liabilities.

In lieu of bringing actions against the Company, asbestos claimants may assert their claims only against the PI Trust or the Manville Property Damage Settlement Trust (the "PD Trust"), which have been and will continue to be funded by the Company pursuant to the Plan.

The PI Trust holds the Company's Senior Notes, Trust Bond and approximately 80 percent of the Company's common stock. In addition, the Company has an obligation to pay 20 percent of its profits (as defined in the Amended and Restated Supplemental Agreement between the PI Trust and the Manville holding company) to the PI Trust. Profit sharing payments to the PI Trust are due each year based on the prior year's net earnings and will continue for as long as the PI Trust is in existence and any personal injury asbestos claims filed against the PI Trust remain unpaid. After termination of the PI Trust, an independent profit sharing obligation computed under the same terms arises in favor of the PD Trust. Based upon a review of the existing and potential claims facing the two trusts, the Company believes that the profit sharing, for all practical purposes, will be payable in perpetuity unless the Company and the trusts agree to a restructuring or modification of the profit sharing obligations at some future date. The Company paid $13 million to the PI Trust in April 1994 related to 1993 profit sharing.

REVERSAL OF DIVIDENDS ACCRUED NOT DECLARED

At December 31, 1993, $102.9 million of Common Stock Dividends Accrued Not Declared were reflected in the condensed consolidated balance sheet. These special dividends were previously accrued based upon a refinancing arrangement, since terminated, that had been negotiated between the Company and the PI Trust. In the third quarter of 1994, the Company entered into a new arrangement with the PI Trust in which the PI Trust exchanged most of its remaining debt obligation from the Company for marketable notes of the Company's wholly owned subsidiary, Schuller. In light of this new agreement and its effect on the liquidity of the PI Trust, the Common Stock Dividends Accrued Not Declared were reversed in the third quarter of 1994. The condensed consolidated balance sheet also reflected Cumulative Preference Stock Dividends Accrued Not Declared of $72.7 million at December 31, 1993, as part of the accounting for the refinancing arrangement. The Cumulative Preference Stock Dividends Accrued Not Declared were reversed in the third quarter of 1994. Future dividends, if any, will be paid at the discretion of the Company's Board of Directors.

Additional information regarding the Company's accounting policies, operations, financial position, reorganization proceedings and the PI Trust is contained in the Company's 1993 Annual Report and Form 10-K filed with the Securities and Exchange Commission dated December 31, 1993.

SUBSEQUENT EVENTS

In July 1994, Riverwood entered into an agreement in principle to sell just under 50 percent of its Brazilian subsidiary, together with a 25 percent interest in an entity holding the multiple packaging business in Brazil. The sale, which is subject to negotiation of definitive agreements, Board of Directors' and certain third party approvals, is expected to close in January

1995. The Company expects the Brazilian transaction to result in a significant cash inflow. However, if consummated, the transaction will result in a significant nonrecurring charge to net income in 1994 for financial reporting purposes, principally due to charges for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

In October 1994, Riverwood completed the sale of certain oil and gas mineral rights which the Company estimates will increase Riverwood's net income by approximately $5.4 million in the fourth quarter of 1994.

Additionally, Riverwood is in discussions regarding the potential sale of its U.S. wood products business. This business consists of lumber and plywood operations in Louisiana, lumber operations in Arkansas and approximately 150,000 acres of surrounding timberlands. Riverwood will, however, retain and continue to operate this business if no suitable offer emerges from present discussions. In any event, Riverwood will retain its plantation timberlands to support production at its West Monroe paper mill.

On August 19, 1994, Riverwood signed a letter of intent with Miller Brewing Company to purchase the assets of its Fort Packaging division, which manufactures beverage cartons for Miller beer at a single manufacturing plant with an annual converting capacity of

40,000 tons. This agreement is subject to certain conditions, including negotiation of a definitive agreement.

Riverwood has also entered into an agreement to acquire the Lemaire Group, which owns four carton converting facilities in France, and supplies cartons in France and central Europe. Riverwood expects to complete the Lemaire Group transaction in the fourth quarter of 1994.

As of September 16, 1994, Stillwater Mining Company ("SMC"), a 50-percent owned subsidiary of the Company, redeemed the 50-percent ownership interest owned by Chevron U.S.A. Inc. The funding for the redemption was raised in a private placement of shares of SMC's common stock representing a 50-percent ownership interest in SMC and certain subordinated notes.

On October 25, 1994, SMC filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (Registration No. 33-85904) relating to the proposed sale of up to 4,485,000 shares of its common stock.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

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

The Plan relieves the Company of the burden of defending thousands of asbestos lawsuits. This is accomplished through independent trusts created to assume, administer, settle and pay claims. In lieu of bringing actions against the Company, asbestos claimants may assert their claims only against the Manville Personal Injury Settlement Trust (the "PI Trust") or the Manville Property Damage Settlement Trust (the "PD Trust"), which are funded by the Company pursuant to the Plan. The Plan, the Injunction issued in connection with the Plan, the federal Bankruptcy Code and the Bankruptcy Reform Act of 1994 (the "Act") together operate to prohibit all persons from taking any actions against the Company with respect to any past, present or future asbestos-related liabilities. The Injunction and the Plan also prohibit the assertion of punitive damage claims by asbestos claimants against the Company, the PI Trust or the PD Trust.

The Injunction is a unique feature of the Company's Chapter 11 proceedings and could be challenged in future legal proceedings. The Company believes, and the Bankruptcy Court has found, that the Injunction is essential to the Company's ability to continue to operate its businesses and to make required payments to the PI Trust and the PD Trust. The Company also believes that any attempt to vacate or modify the Injunction will be unsuccessful. This belief is based on decisions and results of various legal proceedings, including the Reaffirmation Order (as defined below), as well as the Act discussed below.

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

On July 27, 1994, the PI Trust announced that, subject to one open issue relating to the appropriate set-off rules to be applied to co-defendants in Maryland, the parties to the Class Action had signed a stipulation of settlement to resolve the Class Action. The proposed settlement was filed in the Courts and the one open issue was tried. The Courts preliminarily approved the settlement and recently completed fairness hearings in connection therewith. The Courts have indicated their intention to render their decision before the end of 1994.

On October 22, 1994, President Clinton signed into law the Act, which contains a new provision that is intended to give the Injunction and similar permanent injunctions issued in asbestos-related reorganization proceedings, direct statutory protection from court challenges. The new provision, which was included in the Act with the support of Manville and the PI Trust: (a) grants bankruptcy courts express statutory authority, if certain conditions are met in asbestos-related Chapter 11 proceedings under the Bankruptcy Code, to issue injunctions prohibiting "present" and "future" asbestos claimants from suing the reorganized debtor; and (b) provides that such injunctions, when they become final and nonappealable, are permanent and not subject to modification by a court. One of the legislative conditions is that a trust, established to pay asbestos claims and meeting certain other requirements, must operate under procedures that reasonably assure that "present" and "future" asbestos claimants with similar injuries will receive similar payments, unless at the time the Act was enacted the trust is subject to a court order staying payments to claimants, in which case such condition must be met when the stay is lifted. The PI Trust, which meets the other statutory requirements, has been subject to such a stay since 1990 and, as a result, the Injunction currently qualifies as an injunction which the Act declares to be permanent and not subject to modification by a court. In addition, the PI Trust recently entered into the settlement of its class action litigation discussed above which provides, among other things, for the PI Trust to pay claims under a new trust distribution process which seeks to assure that "present" and "future" asbestos claimants with similar injuries will receive similar payments. If, at such time as the stay is lifted, the PI Trust resumes its claim payment operations under the new trust distribution process mandated by the settlement (or, if the settlement is not approved, under some other procedures meeting the requirements of the legislative condition referred to above), then, after the stay is lifted, the Injunction will continue to qualify as an injunction which the Act declares to be permanent and not subject to modification by a court.

ENVIRONMENTAL PROCEEDINGS

The Company's wholly owned subsidiary, Schuller International Group, Inc. ("Schuller") is engaged in environmental remediation projects for properties currently owned or operated by the Company and properties divested by the Company for which responsibility was retained for preexisting conditions. In addition, Schuller has been identified as a potentially responsible party at certain sites under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") or similar state legislation and as such could be jointly and severally liable for the remediation costs of these sites.

In 1991, a lawsuit was instituted against the U.S. government in which a judgment was sought declaring that all environmental liability of Schuller for such disposals prior to confirmation of the Plan were discharged as a part of the Plan. Recently a settlement of that litigation was entered into with the U.S. government. The settlement agreement resolves Schuller's liability at all sites where response costs and natural resource damages under both CERCLA and the Resource Conservation and Recovery Act ("RCRA") are now known and quantifiable. In satisfaction of its liabilities for all such known and quantifiable costs and damages, Schuller will pay $1.7 million. Under the settlement agreement, future liability for such historical disposals at sites where the total response costs and natural resource damages are not yet known or quantifiable will be based on a formula which discounts Schuller's maximum CERCLA and RCRA liability at each site by 45%. Additionally, the settlement agreement provides that the amount Schuller will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year with any excess being carried forward to subsequent years subject to the yearly limitation. A court order approving the settlement agreement was entered on October 28, 1994.

In 1989, Schuller disclosed to the State of West Virginia potential environmental noncompliance with respect to the emission of particulate matter (as measured by U.S. EPA method 5) from Schuller's Parkersburg, West Virginia, plant. Despite emission reduction efforts and the installation of the proprietary Fluid Management Program, further emission reductions are not feasible. The West Virginia Office of Air Quality has informed Schuller that is will seek a penalty in excess of $60,000.

In connection with the acquisition of substantially all of the assets of Macon Kraft, Inc. (the "Macon Mill"), Riverwood International USA, Inc. ("RIUSA"), a wholly owned subsidiary of Riverwood, has made appropriate applications and requests for all necessary permits for the operation of the Macon Mill facility, including an air permit for operation of a recovery boiler that was subject to a consent order previously issued to Macon Kraft, Inc. by the Georgia Department of Natural Resources ("GDNR"). A consent order, dated November 5, 1992 (the "RVW Consent Order"), was entered into by RIUSA and GDNR which supersedes the original consent order between Macon Kraft, Inc. and GDNR. The terms of the RVW Consent Order require that construction of a new recovery boiler be completed, and compliance with GDNR's total reduced sulfur ("TRS") emission limits be demonstrated no later than September 29, 1994. A payment of $500,000 by RIUSA to GDNR was also required. If compliance with the TRS limits is not demonstrated by September 29, 1994, an additional payment of $200,000 will be required from RIUSA to GDNR. The recovery boiler project has been completed and the compliance test on TRS emissions was submitted to GDNR on September 9, 1994.

On October 19, 1994, RIUSA informed the Georgia Environmental Protection Division ("Georgia EPD") of unpermitted air emissions from its operations at the Macon Mill. RIUSA expects a compliance order and penalty with respect to these emissions. The terms of such order and the penalty amount have not been finalized and are not currently estimable by RIUSA at this time. In accordance with approval from Georgia EPD, RIUSA continues to operate at the Macon Mill during the permitting process.


ITEM 2.  CHANGES IN SECURITIES.

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 5.  OTHER INFORMATION.

As of September 16, 1994, Stillwater Mining Company ("SMC"), a 50-percent owned subsidiary of the Company, redeemed the 50-percent ownership interest owned by Chevron U.S.A. Inc. The funding for the redemption was raised in a private placement of shares of SMC's common stock representing a 50-percent ownership interest in SMC and certain subordinated notes.

On October 25, 1994, SMC filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (Reg. No. 33-85904) relating to the proposed sale of up to 4,485,000 shares of its common stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     1.      Exhibits.

             10(a) Intercompany Agreement, dated as of September 22, 1994, between Manville Corporation and Schuller International Group, Inc.

             10(b) Treasury Management Agreement, dated as of September 22, 1994, between Manville Corporation and Schuller International Group, Inc.

             10(c) Tax Sharing Agreement, dated as of January 1, 1994 between Manville Corporation and Schuller
                      International Group, Inc.

             10(d) Corporate Agreement, dated as of September 22, 1994, between Manville Corporation and Schuller
                      International Group, Inc.

             10(e) Seventh Amendment, dated as of September 22, 1994, to the Manville Personal Injury Settlement Trust Agreement among Johns-Manville Corporation et al, as Trustors, Donald M. Blinken et al, as Former Trustees, and Christian E. Markey, Jr., as Trustee of the Manville Personal Injury Settlement Trust.

             27       Financial Data Schedule


    2.     Form 8-K.

           Form 8-K dated September 22, 1994 and filed with the Securities and Exchange Commission on October 6, 1994, regarding the Bonds Repurchase Agreement between the Company and the PI Trust and the debt offering of Schuller
           International Group, Inc.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MANVILLE CORPORATION
                                           --------------------
                                           (Registrant)


Date:  November 10, 1994                   By: /s/  R. B. Von Wald
                                               ---------------------------------
                                               R. B. Von Wald
                                               Senior Vice President,
                                               General Counsel and Secretary



Date:  November 10, 1994                   By: /s/  Robert E. Cole
                                               ---------------------------------
                                               Robert E. Cole
                                               Senior Vice President and
                                               Chief Financial Officer


 EXHIBIT
   NO.                    DESCRIPTION                              PAGE
- ---------                 -----------                              ----

 10(a)      Intercompany Agreement, dated as of September 22,
            1994, between Manville Corporation and Schuller
            International Group, Inc.

 10(b)      Treasury Management Agreement, dated as of September
            22, 1994, between Manville Corporation and Schuller
            International Group, Inc.

 10(c) Tax Sharing Agreement, dated as of January 1, 1994 between Manville Corporation and Schuller
            International Group, Inc.

 10(d) Corporate Agreement, dated as of September 22, 1994, between Manville Corporation and Schuller
            International Group, Inc.

 10(e) Seventh Amendment, dated as of September 22, 1994, to the Manville Personal Injury Settlement Trust
            Agreement among Johns-Manville Corporation et al, as Trustors, Donald M. Blinken et al, as Former
            Trustees, and Christian E. Markey, Jr., as Trustee of the Manville Personal Injury Settlement Trust.

 27         Financial Data Schedule