Form 10-K405
MANVILLE CORP
filed 1995-03-30
CIK 355473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________
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
Yes  X           No
    ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  X           No
    ---             ---

Based solely on the New York Stock Exchange, Inc. closing price as of March 15, 1995, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $232,216,119.

As of March 15, 1995, there were 122,921,999 shares of the registrant's sole class of common stock outstanding.

                     Documents Incorporated by Reference.

The following documents or portions thereof filed with the Securities and Exchange Commission are incorporated herein by reference:

        The Selected Six-year Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Selected Quarterly Financial Data contained in Supplementary Data of the Company's 1994 Annual Report as securityholders are incorporated by reference into Parts II and IV of this report.

        The sections "Election of Directors," "Executive Compensation--Compensation Summary, --Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Values, --Long-Term Incentive Plans-Awards in Last Fiscal Year, --Pension Plan, --Employment Agreements and other Arrangements, and --Compensation Committee Interlocks," and "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's 1995 Proxy Statement to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

The Annual Report to securityholders and Proxy Statement, except for portions thereof that have been specifically incorporated by reference, shall not be deemed filed as part of this Annual Report on Form 10-K.











                                     (ii)

                         TABLE OF CONTENTS TO FORM 10-K

                                                                PART I
ITEM 1.      BUSINESS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
             Introduction   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
             Significant Developments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
             Riverwood International Corporation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
             Schuller International Group, Inc.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
             Stillwater Mining Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
             Patents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
             Research and Development   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
             Environmental Regulations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
             Labor Relations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


ITEM 2.      PROPERTIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
             Headquarters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
             Manufacturing and Development Facilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
             Timber Resources   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

ITEM 3.      LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
             Relationship With Trust  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
             Plan of Reorganization and Related Injunction  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
             Environmental Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                                                               PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
ITEM 6.      SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                                                               PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
ITEM 11.     EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . .  19
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                                                               PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . .  19

The "Company" when used in this Form 10-K refers to Manville Corporation, incorporated in the State of Delaware in 1981, including, where applicable, its consolidated subsidiaries. "Manville" refers solely to Manville Corporation, excluding its subsidiaries. "Riverwood" when used in this Form 10-K refers to Riverwood International Corporation, including, where applicable, its consolidated subsidiaries. "Schuller" when used in this Form 10-K refers to Schuller International Group, Inc., including, where applicable, its consolidated subsidiaries.





                                     (iii)

                                     PART I

ITEM 1.     BUSINESS

INTRODUCTION

         Manville Corporation is an international holding company with two principal operating subsidiaries, Riverwood International Corporation and Schuller International Group, Inc. Manville was incorporated in Delaware in 1981 to continue businesses begun by its predecessors in 1858.

         Riverwood is an international paperboard, packaging and packaging machinery company, with 1994 sales of approximately $1.3 billion. Riverwood produces and markets coated unbleached kraft paperboard ("CUK Board"), packaging products, such as beverage carriers and folding cartons, containerboard, such as kraft paper and linerboard, corrugated containers, lumber and plywood. Riverwood also designs, manufactures and installs packaging machines for its customers. Manville owns approximately 81.5 percent of Riverwood's outstanding capital stock. The operations of Riverwood are organized into three business segments: Coated Board System, Containerboard and U.S. Timberlands/Wood Products.

         Schuller is a leading manufacturer of insulation and building products, with 1994 sales of approximately $1.3 billion. Schuller produces and markets insulation products for buildings and equipment, commercial roofing systems, high efficiency air filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications. Schuller is a wholly owned subsidiary of Manville. The operations of Schuller are organized into two principal business segments: Building Products and Engineered Products.

         In addition, Manville owns approximately 27 percent of the outstanding capital stock of Stillwater Mining Company ("Stillwater"), which is engaged in the exploration, development, mining and production of platinum, palladium and associated metals in southern Montana.

SIGNIFICANT DEVELOPMENTS

         EXCHANGE OF ROOFING BUSINESSES. In January 1994, Schuller acquired the commercial and industrial roofing business of Owens-Corning Fiberglass Corporation ("OCF") while simultaneously selling to OCF Schuller's residential roofing business.

         RIVERWOOD PUBLIC OFFERING OF NOTES. In June 1994, Riverwood completed a public offering of $100 million of 10 3/8% Senior Subordinated Notes due June 30, 2004 (the "10 3/8% Notes") and entered into a bank credit facility that provides for borrowings of up to $125 million at an initial variable interest rate equal to 1.875 percent over LIBOR. Riverwood borrowed $100 million under the bank credit facility and used such amount, together with the proceeds of the 10 3/8% Notes, to prepay approximately $179 million principal amount of notes payable to insurance companies and banks, to prepay related accrued interest and to pay expenses of the refinancing. Borrowings under the bank credit facility are collateralized by substantially all of the fixed assets of Riverwood's Macon, Georgia mill, which were previously collateral for the notes repaid.

         MACON MILL CONVERSION. In the third quarter of 1994, Riverwood completed the conversion of one of the two linerboard machines at its Macon, Georgia mill to CUK Board production. Approximately 80,200 tons of CUK Board were produced at Riverwood's Macon mill in 1994.

         BONDS PREPAYMENT. In September 1994, the Company prepaid $343 million of its bond obligations, including accrued interest thereon, to Manville Personal Injury Settlement Trust (the "Trust") with the exchange of $379 million principal amount of 10 3/8% Senior Notes due 2004 ("Senior Notes") of Schuller. The Senior Notes were issued by Schuller to Manville as part of a $400 million dividend of Senior Notes.

         STILLWATER REDEMPTION. In September 1994, Stillwater, which was at that time a 50 percent owned subsidiary of the Company, redeemed the 50 percent ownership interest of Chevron U.S.A. Inc. ("Chevron"). The funding for the redemption was raised in a private placement of shares of Stillwater's common stock representing a 50 percent ownership interest in Stillwater and certain subordinated notes.

         SCHULLER INITIAL PUBLIC OFFERING OF NOTES. In December 1994, Schuller completed a public offering of $400 million of the Senior Notes. In connection with the offering, (i) the interest rates on the Senior Notes were reset to 10 7/8% to permit pricing of the Senior Notes at face amount, and (ii) as a result of certain adjustments to reflect the reset and the payment of interim interest on the Senior Notes, the aggregate principal amounts of the Senior Notes held by the Trust and Manville were adjusted to approximately $377 million and $23 million, respectively. After such adjustments, the Trust and Manville sold the Senior Notes in the offering.

         STILLWATER INITIAL PUBLIC OFFERING. In December 1994, Stillwater completed a public offering of 4,500,000 shares of its common stock. Manville sold 2,112,500 shares of its Stillwater common stock in the public offering. As a result, Manville's ownership of Stillwater's common stock was reduced to approximately 27 percent.

         RIVERWOOD SALE OF BRAZILIAN INTEREST. In December 1994, Riverwood completed the sale of just under 50 percent (excluding packaging machinery operations) of its Brazilian subsidiary, Igaras Papeis e Embalagens S.A. ("Igaras"), for approximately $100 million. The sale was made to a subsidiary of Cia. Suzano de Papel e Celulose ("Suzano"). Riverwood and Suzano will jointly oversee the Brazilian operations, which are primarily comprised of a containerboard business, timberland assets and a packaging business. Because Igaras' results of operations were consolidated with Riverwood's results of operations throughout almost all of 1994, Igaras has been treated herein as a consolidated subsidiary of Riverwood in connection with Riverwood's 1994 results of operations, but not for other purposes.

RIVERWOOD INTERNATIONAL CORPORATION

         Riverwood is an international paperboard, packaging and packaging machinery company with 1994 sales of $1.3 billion. Riverwood produces and markets CUK Board, packaging products, such as beverage carriers and folding cartons, containerboard, such as kraft paper and linerboard, corrugated containers, lumber and plywood. Riverwood also designs, manufactures and installs packaging machines for its customers. Riverwood's operations are conducted through three principal business segments: Coated Board System, Containerboard and U.S. Timberlands/Wood Products, as set forth in the following table:

                             1994 NET SALES          PERCENTAGE OF
BUSINESS SEGMENT (1)         (IN MILLIONS) (2)    1994 NET SALES (2)              PRODUCTS
--------------------        -------------------   ------------------              --------
Coated Board System               $794.0               61.0%           CUK Board; beverage cartons; folding cartons; coated recycled paperboard; preprinted linerboard; packaging machinery

Containerboard                    $342.6               26.3%           Kraft linerboard; kraft paper; corrugated containers;
                                                                       corrugating medium
U.S. Timberlands/
Wood Products                     $164.9               12.7%           Lumber; plywood

____________________
  (1)    For additional business segment information and geographical data, see
         Note 27 to the Company's Consolidated Financial Statements, incorporated by reference herein.
  (2)    Before elimination of intersegment sales.

COATED BOARD SYSTEM

         Riverwood's Coated Board System segment, with 1994 net sales of $794.0 million, or 61.0 percent of Riverwood's total net sales (before elimination of intersegment sales), consists of the production and sale of CUK Board for its converting plants and external customers, the conversion of CUK Board to beverage and folding cartons, and the design, manufacture and installation of proprietary packaging machines.

         PRODUCTS. CUK Board is a specialized grade of paperboard representing approximately four percent of total U.S. paperboard tonnage in 1994. The primary uses of CUK Board are as beverage cartons (also known as carrierboard) for beer and soft drinks and as folding cartons (also known as cartonboard) for confectionery, frozen food, dry goods and other consumer products. Riverwood markets CUK Board under the names Aquakote(R) (carrierboard), Pearlkote(R) (cartonboard) and Krafbrite(R) (pre-print linerboard).

         CUK Board is well suited as secondary packaging for the beverage and consumer products industries due to its strength, moisture resistance and stiffness. The board surface is suitable for high-quality printing, allowing customers to add high impact logos, pictures and promotional elements to their packages. In addition, the production of CUK Board does not require a bleaching process, thereby eliminating environmental concerns arising in connection with chlorine bleached products.

         COATED BOARD PRODUCTION. Riverwood produces CUK Board at its West Monroe, Louisiana mill, which produced approximately 650,600 tons of CUK Board during 1994, and at its Macon, Georgia mill, which, produced approximately 80,200 tons of CUK Board during 1994. As a result of the machine conversion completed in the third quarter of 1994, the Macon mill will have an annual capacity to produce approximately 300,000 tons of CUK Board by the end of 1996.

         Riverwood anticipates that its additional CUK Board capacity will eventually be directed to the beverage carton market, but believes it will require several years of marketing activities to direct the full capacity of the converted machine to this market. Pending such full utilization to meet beverage carton demand, the remaining production from the West Monroe mill and the Macon mill will also be directed into the folding carton and linerboard markets. Riverwood's overall increase in CUK Board production in 1995 is anticipated to be significantly less than 300,000 tons as the converted machine continues its start-up operations.

         In 1994, approximately 50 percent of Riverwood's CUK Board was used by Riverwood's converting operations, and the remainder was sold to other converters.

         Riverwood produces coated recycled paperboard at its Norrkoping, Sweden, mill, which produced approximately 129,800 tons of such board during 1994.

         CONVERTING PROCESS. As of March 15, 1995, Riverwood owned 17 converting plants, 11 of which were located outside the United States and five of which were recently acquired. The conversion of CUK Board into packaging products begins with rolls of CUK Board which are printed and cut to customer specifications on multi-color printing presses at Riverwood's converting plants. In the case of beverage cartons, the CUK Board rolls are fed into printing presses that, in one integrated process, print and cut the CUK Board into beverage cartons to customer specifications. The printed cartons are shipped to customers' plants where, in many cases, they are placed in packaging machines. The packaging machines erect the beverage cartons, insert the customers' products and close the package.

         Riverwood is in the process of increasing its carton converting capacity. This expansion program includes the addition of new printing presses and related converting equipment at four existing plants in the United States, Europe and Australia. In addition, Riverwood recently acquired one converting plant in the United States from Miller Brewing Company and four converting plants in France in connection with its acquisition of approximately 70 percent (with an obligation to purchase the remaining stock prior to 1998) of the stock of the Lemaire Group, a French paperboard carton converter.

         PACKAGING MACHINERY. Riverwood has a substantial number of proprietary packaging machines installed at customer production sites worldwide. The machines are designed to package bottles, cans and other primary containers, using the CUK Board produced and converted by Riverwood or its licensees. Riverwood leases substantially all of its packaging machinery to its customers.

         Riverwood also develops new packaging and designs new packaging machines. Riverwood develops, tests and manufactures worldwide packaging solutions at its Product Development Center near Atlanta, Georgia. At its Koln, Germany, facility, Riverwood designs and develops packaging and related packaging machines for its European customers.

         In 1993, Riverwood was the first to introduce a double-layer multipack concept, called Twin-Stack(R), for beverage packaging. The double layer design of Twin-Stack cartons provides better portability and a more visible billboard compared with conventional large volume multipacks. During 1993 and 1994, more than 75 Twin-Stack machines were ordered or installed on five continents. In 1994, Riverwood introduced a wider range of Twin-Stack multipack machines. Riverwood also introduced several upgrades of its Quikflex(TM) and Marksman(R) lines of machines. In addition, Riverwood introduced an advanced, personal computer-based interface on its Twin-Stack machine, available with a number of upgrades, and two new packaging systems for bottles.

         MARKETS AND DISTRIBUTION. Riverwood principally markets CUK Board-based packaging products to large multinational brewers, soft drink bottlers and food companies that use printed packaging for retail display, multiple packaging and shipment of their products. Riverwood's major packaging customers include Anheuser-Busch Companies, Inc.; Miller Brewing Company; The Coca-Cola Company; Pepsico, Inc.; The Procter & Gamble Company; and Unilever N.V. Riverwood continues to make gains in the U.S. soft drink market, where it has historically held a lower market share compared to Riverwood's share of the U.S. beer market. In 1994, carton shipments to the domestic soft drink market increased by 60 percent compared to 1993.

         Although the beverage carton market is an important focus, Riverwood's CUK Board, through direct sales to customers and through third party converters, has also found specific applications in the folding carton market, including frozen and dry food, toy and hardware packaging. Major customers for Riverwood's CUK Board in the folding carton market include M&M Mars (a division of Mars, Inc.); Sara Lee Corporation; Mattel, Inc.; The Procter & Gamble Company; and Unilever N.V. By working directly with customers to develop new packaging applications and integrated solutions, Riverwood is attempting to penetrate this market further.

         Distribution of CUK Board products is primarily accomplished through direct sales offices in Australia, Brazil, Canada, Cyprus, Denmark, France, Germany, Holland, Hong Kong, Italy, Japan, Singapore, Spain, Sweden, the United Kingdom and in several locations in the United States. Riverwood has entered into a joint venture with Rengo Company Limited to market machinery-based packaging systems in Japan. The joint venture covers CUK Board supply, carton production and marketing and distribution of packaging systems. In December 1993, Riverwood entered into a joint venture with Danapak for the purpose of marketing machinery-based packaging systems and cartons in Scandinavia. In addition, the joint venture resulting from the sale of just under 50 percent of Igaras to Suzano will produce and market cartons for machinery-based multiple packaging customers in the Mercosur alliance of countries (Argentina, Brazil, Paraguay and Uruguay), with packaging machines continuing to be supplied by Riverwood.

         COMPETITION. In the beverage industry, bottles, cans and other primary containers are packaged using several materials, such as CUK Board, plastics and corrugating packaging. CUK-Board-based packaging offers distribution advantages, high graphic capability and package design flexibility to market beverages at the retail level. There are two major U.S. producers of CUK Board for beverage carton applications: Riverwood and The Mead Corporation. Riverwood estimates that during 1994 it represented approximately 50 percent of the beverage carton segment of the U.S. paperboard packaging market.

         In the folding carton market, CUK Board competes with recycled clay-coated newsprint ("CCN") board, solid bleached sulphate ("SBS") board and other box board. Cartonboard grades compete based on price and quality as measured by strength and printability. In terms of price and quality, CUK Board is positioned between CCN and SBS. Historically, CUK Board has been priced higher than CCN and lower than SBS. CUK Board has better tear strength characteristics than SBS and better tear strength and cross-direction stiffness than CCN. There are a large number of producers of paperboard for folding carton applications. Riverwood estimates that during 1994 it represented less than three percent of the folding carton segment of the U.S. paperboard packaging market.

CONTAINERBOARD

         Riverwood's Containerboard segment, with 1994 net sales of $342.6 million, or 26.3 percent, of Riverwood's total net sales (before elimination of intersegment sales), manufactures and markets unbleached kraft paper, corrugated containers, corrugating medium, and kraft linerboard.

         PRODUCTS. Kraft paper is used primarily to make grocery bags and sacks. Corrugating medium and kraft linerboard are combined to make corrugated containers.

         CONTAINERBOARD PRODUCTION. In 1994, Riverwood produced approximately 390,100 tons of linerboard at the Macon mill (down from 447,600 tons in 1993 due to the conversion of one of the linerboard machines at the Macon mill to CUK Board production). Riverwood also produced in 1994 approximately 144,900 tons of corrugating medium, 47,100 tons of linerboard and 39,000 tons of kraft paper at its West Monroe, Louisiana mill. As a result of the Macon mill conversion, Riverwood's linerboard production is expected to decline further as additional CUK Board is produced.

         MARKETS AND DISTRIBUTION. The primary customers for Riverwood's U.S. Containerboard production are independent and integrated corrugated converters.

         The Containerboard segment sells corrugating medium and linerboard through direct sales offices in the United States. Outside of the United States, linerboard is primarily distributed through independent sales representatives. Kraft paper is sold to a third party pursuant to a contractual arrangement.

         COMPETITION. The Containerboard segment operates within a highly fragmented industry. Many products within this industry are viewed as commodities; consequently, selling prices tend to be cyclical, rising during periods of strong economic activity and declining in periods of economic weakness. After several years of significant declines in worldwide prices for Containerboard, prices increased significantly in 1994. In 1994, Riverwood represented less than two percent of each of the U.S. markets for linerboard, corrugating medium and kraft paper.

         IGARAS. In addition to Riverwood's U.S. Containerboard operations, Riverwood owns just over 50 percent of Igaras, an integrated containerboard producer located in Brazil, which was acquired by Riverwood's predecessor companies in 1958. Igaras was a wholly owned subsidiary of Riverwood prior to Riverwood's disposition of just under 50 percent (excluding packaging machinery operations) of its interest in Igaras on December 29, 1994. In 1994, Igaras' operations accounted for approximately 12.6 percent of Riverwood's consolidated net sales and 20.8 percent of Riverwood's consolidated income from operations. Igaras has approximately 2,500 employees. Igaras is Brazil's second largest containerboard company and fourth largest corrugated container converter. Igaras operates two mills and three corrugated box plants and owns and leases approximately 176,000 acres of timberlands, which are used exclusively for wood chip and energy requirements of the paper mills. Igaras' Otacilio Costa mill operates three paper machines primarily for the production of linerboard and its Angatuba mill operates one paper machine for the production of corrugating medium. Igaras' total containerboard production in 1994 was approximately 365,400 tons. Igaras focuses primarily on the export markets, from which it derived approximately 50 percent of its 1994 linerboard sales. Igaras sells linerboard and corrugating medium through direct sales offices in Brazil. Outside of Brazil, Igaras distributes linerboard primarily through independent sales representatives. Riverwood intends to continue Igaras' containerboard production with Suzano, which purchased just under 50 percent of Igaras in December 1994.

U.S. TIMBERLANDS/WOOD PRODUCTS

         Riverwood's U.S. Timberlands/Wood Products segment, with 1994 net sales of $164.9 million, or 12.7 percent of Riverwood's total net sales (before elimination of intersegment sales), includes two U.S. lumber mills and a U.S. plywood plant for manufacturing products from southern pine. Riverwood also owns and leases approximately 540,000 acres of timberland in Arkansas, Louisiana and Texas.

         PRODUCTS. Riverwood's lumber products include dimensional lumber, and its plywood products include sheathing and specialty grades. The residual chips from these operations and pulpwood from the forest are shipped to the West Monroe paperboard mill for processing into paper and paperboard. Riverwood's timberlands supplied approximately 40 percent of the wood fiber requirements for the West Monroe, Louisiana mill in 1994.

         In October 1994, Riverwood completed the sale of certain oil and gas mineral rights on its U.S. timberlands, which resulted in a pretax gain of $8.9 million.

         In 1972, Riverwood initiated a forestry program to increase the yield from its U.S. southern pine forests. Riverwood expects to complete its transition from natural forests to pine plantations by approximately the year 2001.

         Riverwood has recently terminated its discussions with respect to the potential sale of its lumber and plywood operations in Louisiana, lumber operations in Arkansas and approximately 150,000 acres of surrounding timberlands.

         MARKETS AND DISTRIBUTION. Riverwood distributes lumber and plywood products by direct sales to retailers and wholesalers primarily in Southern and Central U.S. markets.

RAW MATERIALS AVAILABILITY

         From time to time, Riverwood has experienced difficulties in obtaining sufficient quantities of certain raw materials used in the production of its products. Although shortages exist from time to time in some raw materials markets, Riverwood anticipates no shortages during 1995. While there can be no assurance that adequate supplies of raw materials will be available in the future, Riverwood believes that it has taken reasonable precautions for the continued supply of critical raw materials.

SEASONALITY

         Riverwood's cash flows from its operations are subject to moderate seasonality, with demand usually increasing in the spring and summer of each year.

OCCUPATIONAL HEALTH AND SAFETY ASPECTS OF RIVERWOOD PRODUCTS

         The manufacture of lumber, plywood, pulp, and paper products and their use may involve the generation of wood dust. The International Agency for Research on Cancer (the "IARC") convened an expert working group in October 1994 to reevaluate the carcinogenicity of exposure to wood dust.

Past evaluations in 1981 and 1987 by the IARC classified the hazards by specific wood industries; however, at the 1994 evaluation, the IARC concluded that there currently exists sufficient evidence to classify wood dust as a human carcinogen for all wood industries.

         The IARC classification is based on its evaluation of a number of studies conducted over the last two decades that have indicated an association between wood dust exposure and a rare form of nasal cancer referred to as nasal adenocarcinoma. The working group was unable to evaluate separately hardwood and softwood dusts due to the scarcity of studies in which exposures were primarily to softwood dusts. The final publication of the IARC classification (expected by the fall of 1995) is expected to contain a footnote drawing attention to the fact that most of the studies contributing to the evaluation involved exposure predominately to hardwood dusts. Two of the major industries in which Riverwood is involved -- paper and wood products -- use predominantly soft wood.

         Since 1987, Riverwood has provided material safety data sheets ("MSDSs") and warning labels to its employees and customers stating that this rare form of nasal cancer has been associated with the exposure of hard wood dust in some industries. In addition, Riverwood published a brochure titled "Health & Safety Aspects of Wood Dust" (revised in 1994) that provides further information on potential health effects of wood dust. Riverwood intends to update this brochure along with the MSDSs, warning labels and other related documents in connection with the final publication of the IARC classification. Furthermore, Riverwood has also scheduled additional industrial hygiene air monitoring at all of its facilities that work with wood to reevaluate workplace exposures to wood dust.

SCHULLER INTERNATIONAL GROUP, INC.

         Schuller is a leading manufacturer of insulation and building products, with 1994 net sales of approximately $1.3 billion. Schuller produces and markets insulation products for buildings and equipment, commercial roofing systems, high efficiency air filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications. Schuller operates 35 manufacturing facilities in the United States, Canada and Germany and is comprised of two principal business segments, as set forth in the following table.

         BUSINESS SEGMENT (1)                              PRODUCTS AND APPLICATIONS
         --------------------                              -------------------------
           BUILDING PRODUCTS
             Building Product Insulation                   Fiberglass wool insulation for walls and attics

             Commercial Roofing Systems                    Roofing systems, including membranes, insulation, accessories and related guarantees

             Mechanical Insulations                        Pipe and duct insulation for various commercial applications

           ENGINEERED PRODUCTS
             Specialty Insulations and Filtration          Thermal and acoustic insulation for aircraft, appliances, automobiles and
                                                           HVAC equipment

                                                           Air filtration media for buildings, microfibers for clean room air filters and battery separators

             Mats and Reinforcements                       Fibers and nonwoven mats for reinforcing roofing and flooring
--------------------

         (1) For additional business segment information and geographical data, see Note 27 to the Company's Consolidated Financial Statements, incorporated by reference herein.

BUILDING PRODUCTS

         Schuller's Building Products segment, with 1994 net sales of $744.0 million, or 57.1 percent of Schuller's total net sales (before elimination of intersegment sales), is comprised of the building insulation, commercial roofing systems and mechanical insulations product groups.

BUILDING INSULATION

         PRODUCTS. Schuller's building insulation business manufactures a complete line of fiberglass wool insulation for walls and attics in residential and commercial buildings. Schuller's building insulation products include fiberglass batts, rolls, blowing wool and related products.

         The business operates six manufacturing and two support facilities throughout North America to serve regional population and construction centers. This regional structure, which keeps most shipping distances within a 500-mile radius, improves Schuller's customer service and reduces its total transportation costs.

         MARKETS AND DISTRIBUTION. Demand for Schuller's building insulation products is driven primarily by North American housing starts. Schuller estimates that, for 1994, 75 percent of its wall and attic insulation was sold to residential markets and the remaining 25 percent was sold to commercial markets. Demand for building insulation products has been enhanced by (i) increased residential construction, (ii) the adoption in 17 states of the Model Energy Code (which encourages the use of more insulation in new construction) and (iii) the higher mix of single-family vs. multi-family housing starts (single-family units use more insulation per unit than multi-family units).

         Building insulation products typically reach end users through contractors, mass merchants and distributors. Schuller's marketing efforts are normally directed toward insulation contractors and national mass merchants.

         COMPETITION.   Schuller's building insulation business competes
primarily with OCF and CertainTeed Corporation, the U.S. subsidiary of Compagnie de Saint-Gobain ("CSG"). Schuller competes in the building insulation business primarily on the basis of price, packaging/merchandising and service.

COMMERCIAL ROOFING SYSTEMS

         PRODUCTS. Schuller's roofing systems business is a full-line supplier of commercial roofing systems and components for flat commercial and industrial roofs. Approximately 40 percent of Schuller's commercial roofing sales for 1994 were of premium systems, which include a wide range of membranes, insulations, accessories and roofing system guarantees.

         Schuller's commercial roofing systems business operates seven manufacturing facilities and three distribution facilities in North America.
In January 1994, Schuller substantially expanded this business by acquiring the commercial and industrial roofing business of OCF while simultaneously selling to OCF Schuller's residential roofing business.

         MARKETS AND DISTRIBUTION. Demand for Schuller's roofing systems products is driven primarily by commercial and industrial reroofing needs. Schuller estimates that approximately 75 percent of its commercial and industrial roofing sales for 1994 were attributable to reroofing, with the balance attributable to new construction. While sales of roofing systems are affected by levels of new construction and general economic conditions, sales attributable to reroofing are less sensitive to these factors, thus mitigating the adverse effect of recessionary periods.

         Schuller targets architects and specifiers who generally recommend premium roofing systems. About 80 percent of Schuller's commercial roofing sales for 1994 were sold through wholesale distributors; the remainder was sold through contractors.

         COMPETITION. The commercial roofing business is a highly fragmented market. Competitors include several large, national participants, such as GAF Corporation, Tamko Asphalt Products Inc., Bridgestone/Firestone, Inc., Carlisle Companies Incorporated and The Celotex Corporation, and various smaller, regional companies. Schuller competes in the commercial roofing business primarily on the basis of price, breadth of product line, specifications, level of guarantees and systems reliability.

MECHANICAL INSULATIONS

         PRODUCTS. Schuller's mechanical insulations business produces pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications. Recent industry attention to indoor environmental quality prompted Schuller to introduce several new products, including Permacote(R) and SuperDuct(TM) air handling products. Schuller's EnviroSystem(TM), a group of products sold together aimed at indoor environmental quality improvement, includes duct insulation with enhanced thermal and acoustical properties and air filtration with an antimicrobial agent for improved air quality.

         Mechanical insulation products are manufactured at three facilities in the United States.

         MARKETS AND DISTRIBUTION. Demand for mechanical insulations is driven primarily by commercial construction activity. Although industrywide mechanical insulations contract awards declined annually from 1987 through 1992, Schuller was able to gain share during this downturn due to Schuller's broad product line, enhanced by new product offerings and superior customer service and distribution. Mechanical insulation products reach the market through Schuller's network of distributors, contractors and fabricators.

         COMPETITION. Schuller's mechanical insulations business primarily competes with OCF, CertainTeed Corporation and Knauf Fiberglass USA. Schuller competes in the mechanical insulations business primarily on the basis of price, breadth of product line and strength of fabricator and distributor networks.

ENGINEERED PRODUCTS

         Schuller's Engineered Products segment, with 1994 net sales of $558.2 million, or 42.9 percent of Schuller's total net sales (before elimination of intersegment sales), is comprised of the specialty insulations and filtration and mats and reinforcements product groups.

SPECIALTY INSULATIONS AND FILTRATION

         PRODUCTS. Schuller's specialty insulations and filtration businesses produce thermal and acoustic insulation for aircraft, appliances, automobiles and HVAC equipment; air filtration media for commercial and industrial buildings; and microfibers for clean room air filters and battery separators. Specialty insulations and filtration products generally require extremely fine and uniform fibers to provide the required insulation and filtration properties, and therefore command higher prices than other fiberglass products.

         Specialty insulations and filtration products are manufactured at ten of Schuller's U.S. facilities.

         MARKETS AND DISTRIBUTION. Demand for Schuller's specialty insulations and filtration products is driven primarily by commercial construction (HVAC insulations), commercial building occupancy (air filter media), the construction of clean rooms requiring dust-free environments which are primarily used by the pharmaceutical and semiconductor industries
(microfibers), and the production of aircraft and automobiles (specialty insulations). The growing public attention to indoor environmental quality also stimulates filtration media demand.

         Specialty insulations are typically sold to distributors and fabricators who, in turn, sell to original equipment manufacturers. Air filtration media products are sold to producers of air filtration systems for use in commercial buildings. Microfibers are sold to specialty filtration paper manufacturers.

         COMPETITION. Schuller's specialty insulations and filtration businesses compete with a variety of large and small companies in its various niche markets. Schuller competes in the specialty insulations and filtration business primarily on the basis of quality and product customization.

MATS AND REINFORCEMENTS

         PRODUCTS. Schuller's mats and reinforcements business manufactures continuous filament fiberglass-based products (chopped fiber and fiberglass mat) used for reinforcing roofing, flooring, wall covering and plastics. Schuller is a worldwide supplier of nonwoven fiberglass mat products, which are used as substrates in roofing and flooring. Schuller focuses on roofing and flooring substrates rather than plastics reinforcements and electrical-grade yarn.

         The business operates four manufacturing plants and one support facility in the United States. Schuller GmbH, Schuller's German subsidiary, operates three plants in Germany. Schuller GmbH was the pioneer in wet fiberglass mat technology and also developed the unique sliver fiberglass process, which created the market for fiberglass wall coverings in Europe.

         MARKETS AND DISTRIBUTION. Demand for Schuller's mats and reinforcements products is driven primarily by the worldwide commercial construction and retrofit markets, as well as by U.S. residential construction and reroofing. These products are sold directly to roofing and flooring manufacturers as well as to European textile weavers. Schuller's U.S. mats and reinforcements business provides fiberglass mat to Schuller's commercial roofing systems business for its fiberglass-based roofing products.

         COMPETITION. Schuller's primary competitors in the worldwide mats and reinforcements business are OCF and CSG. Schuller competes in the mats and reinforcements business primarily on the basis of price and service.

MATERIALS

         Fiberglass is the basic material in most of Schuller's products. Schuller also provides nonfiberglass materials to satisfy the broader needs of its customers. For example, calcium silicate pipe products and plastic accessories complement Schuller's product offerings to commercial/industrial insulation distributors. Polyimide foam is manufactured for marine insulation and is used by the United States Navy in shipbuilding. Commercial roofing systems use perlite insulation board and rubber membranes in addition to fiberglass substrates. In order to further broaden its product lines, Schuller is pursuing expansion into certain polymer fiber applications for filtration, substrates, and equipment and apparel insulation.

         The principal raw materials used to manufacture fiberglass products include sand, soda ash, lime, borate minerals and aluminous materials. Phenolic-formaldehyde, urea-formaldehyde and other resins are also used to bind glass fibers into useful shapes. All of these materials are readily available in sufficient quantities from various sources for Schuller to maintain and expand its current production levels.

MANUFACTURING

         Schuller manufactures two different types of fiberglass: (i) wool used for insulation and filtration and (ii) continuous filament fiberglass and sliver (string-like textile fibers) used in mats and reinforcements.

         Schuller manufactures fiberglass wool using two different technologies. Building insulation and certain duct insulation products are produced using a patented rotary process. The rotary process, common in the fiberglass industry, is the most cost-effective method of producing fiberglass building and other insulations. In addition, for its pipe insulation, specialty insulations and filtration products, Schuller primarily uses the pot and marble process, which, while older and inherently higher in cost than the rotary process, produces glass fibers with the superior qualities (high tensile strength and fine diameter) required in specialty applications. In the last several years, Schuller has upgraded and modernized its pot and marble equipment and intends to continue this program in order to serve the higher value niche markets in which Schuller participates.

         As a result of recently improved economic conditions, new product introductions and market share gains in certain of its businesses, Schuller is currently operating its fiberglass production facilities at or near capacity. Accordingly, Schuller plans several capacity expansions which will be completed incrementally over the next several years in order to provide additional capacity for building insulation, mechanical and specialty insulations, and continuous filament roofing fiber. Schuller periodically reevaluates its capacity expansion plans based on current economic conditions and overall industry capacity.

SEASONALITY

         Schuller's quarterly results of operations are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year, thereby increasing sales and gross profits in those periods.

OCCUPATIONAL HEALTH AND SAFETY ASPECTS OF SCHULLER PRODUCTS

         Schuller has an ongoing product stewardship program to facilitate compliance with existing laws, and to protect the health and safety of Schuller's employees, customers and the general public. This program is implemented, in important part, through extensive research, a continuing process of workplace and product evaluation and an extensive communications program. National and international scientific authorities are involved on an ongoing basis in the assessment of potential human health hazards. The results of these evaluations are reported regularly to employees and customers as part of Schuller's communications program.

         Schuller manufactures, processes and sells products, and has in the past manufactured, processed and sold products, that contain certain chemicals or substances, including man-made vitreous fibers ("MMVF") such as fiberglass, refractory ceramic fiber ("RCF") and mineral wools classified by the IARC as possible human carcinogens. In 1987, the IARC evaluated the carcinogenicity of MMVF. Fiberglass wool, RCF and mineral wool were classified as "possibly carcinogenic to humans." The IARC concluded that continuous glass filament (chopped strand) was "not classifiable as to human carcinogenicity." Crystalline silica exists in trace amounts in Schuller's calcium silicate insulation products and is a major constituent of the diatomaceous earth products produced by a former subsidiary. In 1988, the IARC classified crystalline silica as "probably carcinogenic to humans." Asphalt used by Schuller's roofing operations presently is being evaluated by the National Institute of Occupational Safety and Health to determine its carcinogenic potential.

         Although crystalline silica is a contaminant in one of the raw materials used in Schuller's calcium silicate insulation products, the silica content constitutes less than one percent of the finished product. Crystalline silica exposures have been measured under conditions of foreseeable use and found to be nondetectable. The IARC classification of crystalline silica was based upon animal studies and "limited" evidence of cancer in human studies. Hazard communication materials reflecting the potential cancer risk have been developed and are used by Schuller to address the proper handling of these products by employees and customers.

         Schuller sold most of its RCF operations in 1990, and agreed to indemnify the purchaser for pre-closing liabilities, including claims by transferred employees arising out of pre-closing occupational exposures incurred in the course of their employment with Schuller or its predecessors. RCF products have been labeled as a possible cause of cancer since 1985. Subsequently, RCF product labels were revised to warn of the additional potential hazard associated with exposure to crystalline silica, which can be formed after use of RCF products at high temperatures.

         For purposes of occupational exposure, the Occupational Safety and Health Administration regulates all MMVF as nuisance dusts. Schuller believes that it is in substantial compliance with all applicable workplace exposure regulations and product "right-to-know" labeling requirements with respect to MMVF. The language on these labels not only advises of the possible health hazards, but includes proper handling and protective measures to be followed.

         In 1987, the IARC reviewed epidemiological studies involving occupational exposure to fiberglass wool, including a large U.S. and a large European study of fiberglass manufacturing workers that had reported modest but statistically significant increases of lung cancer deaths compared to national mortality rates. The IARC concluded that evidence of cancer in humans from such epidemiological studies was "inadequate" to permit a conclusion regarding the presence or absence of a causal relationship with fiberglass exposure. The IARC also concluded, however, that the evidence from animal studies was "sufficient" to establish a causal relationship. That finding was based entirely on positive laboratory results achieved through implantation or other artificial techniques of exposing animals to fibrous materials. The relevance of such implantation studies to the evaluation of risk to humans has been questioned by many scientists, who believe that animal inhalation studies are more appropriate than animal implantation studies to assess the potential risk to humans. Substantially all reports that have interpreted results from animal inhalation studies of fiberglass wool have concluded that no lung fibrosis, mesothelioma or significant increase in lung tumors resulted.

         In 1990, the authors of the large U.S. epidemiological study reviewed by the IARC in 1987 noted a small, but statistically significant, excess in respiratory cancer deaths of fiberglass manufacturing workers compared with local mortality rates. However, as in the IARC assessment, the authors, after looking at the cumulative evidence from the relevant factors that might support a causal relationship, concluded that the evidence of an association between exposure to fiberglass wool and respiratory cancer was actually "somewhat weaker" than that at the time of the IARC assessment. The U.S. investigation is continuing to determine if the small excess in lung cancer was associated with lifestyle factors such as smoking or other work place exposures. The next update is expected in 1995. Data contained in a recent draft report of an update of the large European epidemiological study show mortality findings for fiberglass wool similar to those from the large U.S. Study.

         On June 24, 1994, the U.S. Department of Health and Human Services ("HHS") announced its decision to act on the recommendation of the National Toxicology Program ("NTP") and list fiberglass wool and RCF in the Seventh Annual Report on Carcinogens ("ARC") as substances which "may be reasonably anticipated" to be a carcinogen. The NTP listing criteria provide that a substance must be listed if there are two or more animal studies showing carcinogenic effect, regardless of route of exposure and notwithstanding any other evidence. As a result, the NTP concluded that the results of the experimental animal implantation studies provided sufficient evidence to support the listing. HHS explained that the NTP "reasonably anticipated" category for fiberglass essentially corresponds to the IARC 1987 "possibly carcinogenic" classification.

         Labels and other hazard communication materials reflecting the potential cancer risk have been developed and are used by Schuller to address the proper handling of fiberglass wool products by employees and customers. In addition, Schuller has agreed to indemnify certain purchasers, under certain circumstances, for personal injury claims arising out of exposure to Schuller's fiberglass wool products.

         Since 1988, Schuller has funded, in conjunction with other companies in the industry, several epidemiological and chronic animal inhalation studies to assess the cancer-causing potential of MMVF. While there is some disagreement within the scientific and medical community regarding the interpretation of the studies, based upon its analysis to date, Schuller does not believe that the IARC classification, the listing in the ARC, or any action taken by federal and state regulatory agencies will have a material adverse effect on Schuller. However, domestic and international regulatory and scientific authorities are involved on an ongoing basis in the assessment of potential human health hazards, and there can be no assurance that future actions taken by such authorities or other developments relating to Schuller's liability for its products will not have an adverse effect on the Company.

STILLWATER MINING COMPANY

         In the late 1960s, Manville geologists detected platinum and palladium in the Stillwater complex in Montana. In 1979, Chevron and an affiliate of Manville formed a partnership to develop platinum group metals at the Stillwater complex from claims leased by Manville to the partnership. Subsequently, Manville transferred to the partnership its interest in most of the patented and unpatented mining claims along the approximate 28-mile mineralized zone in the Stillwater Complex. In exchange for the transfer, the partnership conveyed to Manville a 5 percent net smelter interest based on the market value of metals produced from most of the claims. During 1993, Manville and Chevron reorganized the partnership and a related partnership.
The assets of the two partnerships were transferred into a new corporation, Stillwater. Until 1994, the shares of Stillwater were held by Manville and Chevron, each owning one-half of the shares. In September 1994, Stillwater redeemed the 50 percent ownership interest owned by Chevron. The funding for the redemption was raised in a private placement of shares of Stillwater's common stock representing a 50 percent ownership interest in Stillwater, and certain subordinated notes. In December 1994, Stillwater completed a public offering of 4,500,000 shares of its common stock. Concurrently, Manville sold 2,112,500 shares of its Stillwater common stock, reducing Manville's ownership of the common stock of Stillwater to approximately 27 percent.

PATENTS

         The Company presently owns, controls or holds licenses to approximately 3,400 U.S. and foreign patents and patent applications.

RESEARCH AND DEVELOPMENT

         The Company spent approximately $39.1 million in 1994, $36.7 million in 1993 and $33.9 million in 1992 on Company-sponsored research, development and engineering activities.

ENVIRONMENTAL REGULATIONS

         All of the Company's domestic operations are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. The most significant of the federal laws are the Clean Air Act, the Clean Water Act, the Toxic Substances Recovery Act, the Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). These environmental regulatory programs are administered by the U.S. Environmental Protection Agency (the "EPA"). In addition, states and local jurisdictions have adopted equivalent or more stringent environmental laws and regulations, or have enacted their own parallel environmental programs, which are enforced through various state and local administrative
agencies.   See "Management's Discussion and Analysis of Financial Condition
and Results of Operations--Liquidity and Capital Resources" and Note 13 to the Company's Consolidated Financial Statements, incorporated by reference herein. See, also "Legal Proceedings--Environmental Proceedings."

LABOR RELATIONS

         At March 15, 1995, the Company employed approximately 13,600 persons worldwide, of whom approximately 7,950 were covered by collective bargaining agreements. The Company has experienced a long history of good working relationships with its employees and labor unions.

ITEM 2.     PROPERTIES

HEADQUARTERS

         Manville and Schuller are headquartered and lease approximately 150,000 square feet of office space at Manville Plaza, a downtown Denver, Colorado office building. Riverwood is headquartered and leases approximately 75,000 square feet of office space in Atlanta, Georgia.

MANUFACTURING AND DEVELOPMENT FACILITIES

         A listing of the major manufacturing and development plants and properties owned, or leased, and operated by the Company's principal operating subsidiaries is set forth below. Substantially all of the buildings are adequate and suitable for the business of the Company, have been well maintained and are in sound operating condition and in regular use.

         The Company also leases certain facilities, warehouses and office space throughout the United States and in foreign countries. Except for the Lakewood, Colorado; Marietta, Georgia; Elkhart, Indiana; Clinton, Mississippi (underlying real estate only); Edison, New Jersey; Saddlebrook, New Jersey; Ennis, Texas; and Koln, Germany facilities, which are leased, all of the following facilities are owned by the Company.

     LOCATION                                                        BUSINESS SEGMENT
     --------                                                        ----------------
     UNITED STATES AND CANADA
     Innisfail, Alberta, Canada   . . . . . . . . . . . . . . . .    Building Products
     Huttig, Arkansas   . . . . . . . . . . . . . . . . . . . . .    U.S. Timberlands/Wood Products
     Tucson, Arizona  . . . . . . . . . . . . . . . . . . . . . .    Engineered and Building Products
     Bakersfield, California  . . . . . . . . . . . . . . . . . .    Coated Board System
     Corona, California   . . . . . . . . . . . . . . . . . . . .    Engineered Products
     Pittsburg, California  . . . . . . . . . . . . . . . . . . .    Building Products
     Willows, California  . . . . . . . . . . . . . . . . . . . .    Building Products
     Lakewood, Colorado   . . . . . . . . . . . . . . . . . . . .    Building Products
     Littleton, Colorado  . . . . . . . . . . . . . . . . . . . .    Engineered and Building Products
     Macon, Georgia   . . . . . . . . . . . . . . . . . . . . . .    Coated Board System/Containerboard
     Marietta, Georgia (2 properties)   . . . . . . . . . . . . .    Coated Board System
     Winder, Georgia  . . . . . . . . . . . . . . . . . . . . . .    Building Products
     Kankakee, Illinois   . . . . . . . . . . . . . . . . . . . .    Coated Board System
     Rockdale, Illinois   . . . . . . . . . . . . . . . . . . . .    Building Products
     Waukegan, Illinois   . . . . . . . . . . . . . . . . . . . .    Building Products
     Bluffton, Indiana  . . . . . . . . . . . . . . . . . . . . .    Engineered Products
     Elkhart, Indiana   . . . . . . . . . . . . . . . . . . . . .    Engineered Products
     Greenfield, Indiana  . . . . . . . . . . . . . . . . . . . .    Engineered Products
     Richmond, Indiana  . . . . . . . . . . . . . . . . . . . . .    Building Products
     McPherson, Kansas  . . . . . . . . . . . . . . . . . . . . .    Building Products
     Joyce, Louisiana   . . . . . . . . . . . . . . . . . . . . .    U.S. Timberlands/Wood Products
     West Monroe, Louisiana (2 properties)  . . . . . . . . . . .    Coated Board System/Containerboard
     Lewiston, Maine  . . . . . . . . . . . . . . . . . . . . . .    Building Products
     Crosby, Minnesota  . . . . . . . . . . . . . . . . . . . . .    Coated Board System
     Clinton, Mississippi   . . . . . . . . . . . . . . . . . . .    Coated Board System
     Natchez, Mississippi   . . . . . . . . . . . . . . . . . . .    Building Products
     Edison, New Jersey   . . . . . . . . . . . . . . . . . . . .    Building Products
     Penbryn, New Jersey  . . . . . . . . . . . . . . . . . . . .    Building Products
     Saddlebrook, New Jersey  . . . . . . . . . . . . . . . . . .    Coated Board System
     Cincinnati, Ohio   . . . . . . . . . . . . . . . . . . . . .    Coated Board System
     Defiance, Ohio   . . . . . . . . . . . . . . . . . . . . . .    Engineered and Building Products
     Waterville, Ohio   . . . . . . . . . . . . . . . . . . . . .    Engineered Products

     LOCATION                                                        BUSINESS SEGMENT
     --------                                                        ----------------
     Oklahoma City, Oklahoma  . . . . . . . . . . . . . . . . . .    Building Products
     Etowah, Tennessee  . . . . . . . . . . . . . . . . . . . . .    Engineered Products
     Cleburne, Texas  . . . . . . . . . . . . . . . . . . . . . .    Engineered and Building Products
     Ennis, Texas   . . . . . . . . . . . . . . . . . . . . . . .    Engineered Products
     Ft. Worth, Texas   . . . . . . . . . . . . . . . . . . . . .    Building Products
     Edinburg, Virginia   . . . . . . . . . . . . . . . . . . . .    Building Products
     Richmond, Virginia   . . . . . . . . . . . . . . . . . . . .    Building Products
     Parkersburg, West Virginia   . . . . . . . . . . . . . . . .    Engineered Products
     Fort Atkinson, Wisconsin   . . . . . . . . . . . . . . . . .    Coated Board System

     INTERNATIONAL
     Dandenong, Victoria, Australia   . . . . . . . . . . . . . .    Coated Board System
     Marsden, Queensland, Australia   . . . . . . . . . . . . . .    Coated Board System
     Reservoir, Victoria, Australia   . . . . . . . . . . . . . .    Coated Board System
     Smithfield, New South Wales, Australia   . . . . . . . . . .    Coated Board System
     Woodville North, South Australia, Australia  . . . . . . . .    Coated Board System
     Cambrai, France  . . . . . . . . . . . . . . . . . . . . . .    Coated Board System
     Grenoble, France   . . . . . . . . . . . . . . . . . . . . .    Coated Board System
     Montelimar, France   . . . . . . . . . . . . . . . . . . . .    Coated Board System
     Montdidier, France   . . . . . . . . . . . . . . . . . . . .    Coated Board System
     Karlstein (Main), Bavaria, Germany   . . . . . . . . . . . .    Engineered Products
     Koln, Germany  . . . . . . . . . . . . . . . . . . . . . . .    Coated Board System
     Steinach, Thuringen, Germany   . . . . . . . . . . . . . . .    Engineered Products
     Wertheim (Main), Baden-Wuerttemberg, Germany . . . . . . . .    Engineered Products
     Igualada, Catalonia, Spain (2 properties)  . . . . . . . . .    Coated Board System
     Norrkoping, Sweden   . . . . . . . . . . . . . . . . . . . .    Coated Board System
     Bristol, Avon, United Kingdom  . . . . . . . . . . . . . . .    Coated Board System
     Osasco, State of Seo Paulo, Brazil   . . . . . . . . . . . .    Coated Board System

TIMBER RESOURCES

         Riverwood owns approximately 534,000 acres of timberland in Arkansas, Louisiana and Texas and holds long-term leases on approximately 6,000 acres of timberland in Louisiana and Texas, all of which it manages as a raw material base for its domestic paper and wood products operations. Riverwood operates its southern pine forests on a sustained yield basis. In 1972, Riverwood initiated a forestry program to increase the yield from its domestic pine forests. For 1994, this program involved planting approximately 13,400 acres. As a result of this program, it is expected that the cubic foot volume growth of Riverwood's pine timberlands will more than double during a 30-year cycle.

ITEM 3.     LEGAL PROCEEDINGS

RELATIONSHIP WITH TRUST

         The Trust owns approximately 78 percent of Manville's common stock. The Trust is an irrevocable trust formed under the laws of the State of New York pursuant to a trust agreement dated as of November 28, 1988, as amended, to implement certain portions of the Manville Second Amended and Restated Plan of Reorganization (the "Plan"), as modified, in particular those relating to the settlement of asbestos health claims against Manville and certain of its affiliates. The Trust, in its present capacity as a holder of more than 50 percent of Manville's common stock, has the power to nominate and elect Manville directors as the trustees of the Trust determine. Three trustees of the Trust currently serve as members of Manville's Board of Directors.

PLAN OF REORGANIZATION AND RELATED INJUNCTION

         In 1982, Manville and its principal U.S. and Canadian subsidiaries (collectively, the "Manville Group") filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The filings were precipitated by contingent tort liabilities arising out of the Manville Group's previous asbestos-related business operations. Manville has provided detailed disclosures with respect to such matters in its earlier reports filed with the Securities and Exchange Commission. Parties interested in obtaining the earlier reports may contact Manville in care of Investor Relations, P.O. Box 5108, Denver, CO 80217-5108, specifying the information desired. In addition, the description below of the Plan, which was re-filed with the Securities and Exchange Commission as an exhibit to Manville's Form 10-K for the fiscal year ended December 31, 1992, is qualified in its entirety by reference to the Plan. Copies of the Plan are also available from Manville upon request.

         The Plan relieves Manville and the Manville Group of the burden of defending thousands of asbestos lawsuits. This is accomplished through independent trusts created to assume, administer, settle and pay claims. In lieu of bringing actions against Manville and the Manville Group, asbestos claimants may assert their claims only against the Trust or the Manville Property Damage Settlement Trust, which are funded by Manville pursuant to the Plan. The Plan, the injunction issued by the United State Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") in connection with the Plan (the "Injunction"), the Bankruptcy Code and the Act (as defined below) together operate to prohibit any lawsuits against Manville or the Manville Group with respect to any past, present or future asbestos-related liabilities related to their discontinued mining, manufacturing and selling activities.

         The Injunction is a unique feature of the Manville Group's Chapter 11 proceedings and could be challenged in future legal proceedings. The Bankruptcy Court found that the Injunction was "essential to the viability of the business operations of [the Manville Group] and to the successful implementation of the Plan" and held that it had the authority to issue the Injunction. Should any asbestos claimant attempt to vacate or to modify the Injunction or to have the Injunction held inapplicable to such claimant, the Company believes, based on decisions and results of various legal proceedings, that the Injunction would be upheld and enforced against any such claimant.

         On October 22, 1994, President Clinton signed into law the Bankruptcy Reform Act of 1994 (the "Act"), which contains a new provision that is intended to give the Injunction and similar permanent injunctions issued in asbestos-related reorganization proceedings direct statutory protection from challenges and modifications. The new provision (a) grants bankruptcy courts express statutory authority, if certain conditions are met in asbestos-related Chapter 11 proceedings under the Bankruptcy Code, to issue injunctions prohibiting "present" and "future" asbestos claimants from suing the reorganized debtor, and (b) provides that such injunctions, when they become final and nonappealable, are permanent and not subject to modification by a court. Pursuant to an Amended Memorandum, Order and Final Judgment dated January 15, 1995 (the "Order"), the United States District Courts for the Southern and Eastern Districts of New York jointly approved a settlement of the Trust's class action litigation brought to restructure how the Trust settles and pays claims, and concluded that the statutory requirements of the Act would be met when the Trust began to pay claims. Several appeals of the Order have been filed, none of which challenges such conclusion. The Trust commenced claims payments in March 1995.

ENVIRONMENTAL PROCEEDINGS

         Certain sites historically used by the Company have been reported to be contaminated. Most of these were common industrial disposal sites, and were neither owned nor operated by the Company. In 1991, a lawsuit was instituted against the U.S. government in which a judgment was sought declaring that all environmental liability for such disposals prior to confirmation of the Plan was discharged as a part of the Plan. Recently a settlement of that litigation was entered into with the U.S. government. The settlement agreement resolves the Company's liability at all such historical sites where response costs and natural resource damages under both CERCLA and RCRA are now known and quantifiable. In satisfaction of its liabilities for all such known and quantifiable costs and damages, the Company has paid $1.7 million. Under the settlement agreement (which has no termination date), future liability at non-Company owned or operated sites where the total response costs and natural resource damages are not yet known and quantifiable will be based on a formula which discounts the Company's maximum CERCLA and RCRA liability at each site by 45 percent. Additionally, the settlement agreement provides that the amount the Company will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year, with any excess plus interest being carried forward to subsequent years, subject to the yearly limitation. The settlement agreement also provides that all such obligations are limited to cash payments.

         In January 1988, Riverwood's plant in Cincinnati, Ohio discovered a leak from an underground storage tank. In October 1988, there was an overflow of toluene in the same area. Contaminated soils have been removed from the site. A vapor and groundwater extraction system has also been installed to recover the solvent and contaminated groundwater. To date, the bulk of the materials has been recovered and Riverwood continues to operate the recovery system. Riverwood's analysis suggests that the plume has been contained and that there is a low permeability glacial tilt under the site. Riverwood believes that costs for continued operation of the recovery system are not material. The site was assessed by the Ohio Environmental Protection Agency (the "Ohio EPA") in the fall of 1990 and included on the 1991 Ohio EPA Master Sites List. Inclusion on the master site list does not represent a finding that any response action is necessary. As of March 15, 1995, the plant site has not been included on the EPA's National Priorities List ("NPL").

         Schuller's landfill at its Waukegan, Illinois facility continues to be included on the NPL pursuant to CERCLA. Remedial action began during the fourth quarter of 1988 and was completed during the third quarter of 1991. During the first quarter of 1993, the EPA issued a supplemental CERCLA decision document, i.e., an Explanation of Significant Differences ("ESD"), to reflect that, inter alia, remedial action was taken on site which was in addition to that described in the Record of Decision and the Consent Decree. The EPA is now seeking both a modification to the Consent Decree to incorporate the additional remedial action described in the ESD, as well as appropriate deed restrictions for the site. Schuller has been informed that the Consent Decree modification and the deed restrictions should be approved in 1995. After these approvals, Schuller will apply for the Certificate of Completion (the "Certificate"), and Schuller has been informed that the EPA will likely issue the Certificate in 1995. After the Certificate is issued, Schuller will seek to have the site deleted from the NPL.

         In 1989, Schuller disclosed to the State of West Virginia potential noncompliance with respect to the emission of particulate matter from four of the nine production lines (those involved in the manufacture of filtration products) at Schuller's Parkersburg, West Virginia, plant. The particulate matter emissions which are the subject of the potential noncompliance derive primarily from the resin used by Schuller to bind glass fibers together. In connection with these emissions, the Company has agreed to pay $100,000 to the West Virginia Air Pollution Education and Environment Fund in lieu of a penalty payment. Schuller is not aware of any penalties being considered by other regulatory agencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1994, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company had approximately 15,527 common stockholders of record at March 15, 1995. The Company's stock is listed and traded on the New York Stock Exchange, Inc. (symbol MVL). The Company has scheduled the 1995 Annual Meeting of Stockholders for June 2, 1995 in Atlanta, Georgia.

         A two-year history of high and low sale prices for the Company's common stock based on the sales transactions reported by the New York Stock Exchange, Inc. is provided below. A dividend of $1.04 per share of the Company's common stock was paid on June 24, 1993 to stockholders of record at the close of business on June 14, 1993.

                         MARKET PRICES PER COMMON SHARE

                                              1993                        1994
                                              ----                        ----
                                          Common Stock                Common Stock
                                          ------------                ------------
       For the Quarters Ended            High         Low            High         Low
       ----------------------            ----         ---            ----         ---
       March 31                            9 3/4       8             10             8
       June 30                             9 3/8       7 3/8         8 1/2          7 1/4
       September 30                        8           6 7/8         8 7/8          7 1/4
       December 31                         8 3/4       6 1/2         9 5/8          8 1/4

ITEM 6.  SELECTED FINANCIAL DATA

         Information with respect to this item is incorporated by reference to Selected Six-Year Financial Data in the Company's 1994 Annual Report to securityholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information with respect to this item is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1994 Annual Report to securityholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information with respect to this item is incorporated by reference to the Financial Statements and Selected Quarterly Financial Data in the Company's 1994 Annual Report to securityholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in the Company's accountants during the two most recent fiscal years. There were also no disagreements with accountants on accounting or financial disclosures during such period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item is incorporated by reference to the Company's 1995 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to this item is incorporated by reference to the Company's 1995 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item is incorporated by reference to the Company's 1995 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this item is incorporated by reference to the Company's 1995 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a. Financial statements, financial statement schedules and exhibits filed in this report:

         1. Information with respect to financial statements is incorporated by reference to the Financial Statements and Selected Quarterly Financial Data in the Company's 1994 Annual Report to securityholders.
         2. The Company is filing herewith Schedule II - Valuation and Qualifying Accounts.

    b.   No reports on Form 8-K were filed during the last quarter of 1994.

    c. Exhibit Index to Manville Corporation Annual Report on Form 10-K for Fiscal Year Ended December 31, 1994.

              DESCRIPTION                                             CROSS REFERENCE OF PAGE NUMBER
              -----------                                             ------------------------------
    2.   (a)  Second Amended and Restated Plan of                     Refiled as an exhibit to the Company's
              Reorganization confirmed by the United States           1992 Annual Report on Form 10-K filed
              Bankruptcy Court for the Southern District of           March 30, 1993, and incorporated herein by
              New York on December 22, 1986.                          reference.

    3.   (a)  Restated Certificate of Incorporation.                  Refiled as an exhibit to the Company's
                                                                      1992 Annual Report on Form 10-K filed
                                                                      March 30, 1993, and incorporated herein by
                                                                      reference.

              DESCRIPTION                                             CROSS REFERENCE OR PAGE NUMBER
              -----------                                             ------------------------------

        (b)   Bylaws, as amended on December 4, 1992.                 Filed as an exhibit to the Company's 1992
                                                                      Annual Report on Form 10-K filed March 30,
                                                                      1993, and incorporated herein by
                                                                      reference.

   10.  (a)   Schuller International Employees                        Filed as an exhibit hereto.
              Retirement Plan.*

        (b)   Supplemental Pension Plan.*                             Refiled as an exhibit to the Company's
                                                                      1992 Annual Report on Form 10-K filed
                                                                      March 30, 1993, and incorporated herein by
                                                                      reference.

        (c)   Key Man Supplemental Retirement                         Refiled as an exhibit to the Company's
              Agreement.*                                             1992 Annual Report on Form 10-K filed
                                                                      March 30, 1993, and incorporated herein by
                                                                      reference.

        (d)   Annual Executive Incentive Compensation                 Refiled as an exhibit to the Company's
              Plan.*                                                  1992 Annual Report on Form 10-K filed
                                                                      March 30, 1993, and incorporated herein by
                                                                      reference.

        (e)   1991 Long-Term Cash Incentive                           Refiled as an exhibit to the Company's
              Compensation Plan.*                                     1992 Annual Report on Form 10-K filed
                                                                      March 30, 1993, and incorporated herein by
                                                                      reference.

        (f)   Amendment to 1991 Long-Term Cash                        Refiled as an exhibit to the Company's
              Incentive Compensation Plan.*                           1992 Annual Report on Form 10-K filed
                                                                      March 30, 1993, and incorporated herein by
                                                                      reference.

        (g)   Executive Long-Term Disability Plan.*                   Refiled as an exhibit to the Company's
                                                                      1992 Annual Report on Form 10-K filed
                                                                      March 30, 1993, and incorporated herein by
                                                                      reference.

        (h)   Form of Employment Agreements with the                  Refiled as an exhibit to the Company's
              Executive Officers of Manville.*                        1992 Annual Report on Form 10-K filed
                                                                      March 30, 1993, and incorporated herein by
                                                                      reference.

        (i)   Stock Incentive Plan.*                                  Refiled as an exhibit to the Company's
                                                                      1992 Annual Report on Form 10-K filed
                                                                      March 30, 1993, and incorporated herein by
                                                                      reference.

        (j)   Amendment to Stock Incentive Plan.*                     Refiled as an exhibit to the Company's
                                                                      1992 Annual Report on Form 10-K filed
                                                                      March 30, 1993, and incorporated herein by
                                                                      reference.


               DESCRIPTION                                            CROSS REFERENCE OR PAGE NUMBER
               -----------                                            ------------------------------
        (k)    Intercompany Agreement between Riverwood               Filed as an exhibit hereto.
               and Manville, dated June 1, 1992.

        (l)    Treasury Management Agreement between                  Filed as an exhibit hereto.
               Riverwood and Manville, dated
               June 17, 1992.

        (m)    Tax Sharing Agreement between Riverwood                Filed as an exhibit hereto.
               and Manville, dated June 17, 1992.

        (n)    Corporate Agreement, between Riverwood                 Filed as an exhibit hereto.
               and Manville, dated June 24, 1992.

        (o)    Intercompany Agreement between Manville                Filed as an exhibit to the Company's Form
               and Schuller, dated as of September 22,                10-Q for the quarter ended September 30,
               1994.                                                  1994, filed on November 14, 1994, and
                                                                      incorporated herein by reference.

        (p)    Treasury Management Agreement between                  Filed as an exhibit to the Company's Form
               Manville and Schuller, dated as of                     10-Q for the quarter ended September 30,
               September 22, 1994.                                    1994, filed on November 14, 1994, and
                                                                      incorporated herein by reference.

        (q)    Tax Sharing Agreement between Manville                 Filed as an exhibit to the Company's Form
               and Schuller, dated as of January 1,                   10-Q for the quarter ended September 30,
               1994.                                                  1994, filed on November 14, 1994, and
                                                                      incorporated herein by reference.

        (r)    Corporate Agreement between Manville and               Filed as an exhibit to the Company's Form
               Schuller, dated as of September 22, 1994.              10-Q for the quarter ended September 30,
                                                                      1994, filed on November 14, 1994, and
                                                                      incorporated herein by reference.

        (s)    Selling Securityholders' Agreement,                    Filed as an exhibit hereto.
               between Manville and the Trust, dated as
               of September 22, 1994.

               DESCRIPTION                                            CROSS REFERENCE OR PAGE NUMBER
               -----------                                            ------------------------------

        (t)    Manville Personal Injury Settlement Trust              Refiled as an exhibit to the Company's
               Agreement between Registrant and the                   1992 Annual Report on Form 10-K filed
               persons listed therein as Trustees of the              March 30, 1993, and incorporated herein by
               Trust, dated November 28, 1988.                        reference.

        (u)    Amended and Restated Supplemental                      Filed as an exhibit to the Company's Form
               Agreement between Manville and the Trust,              8-K filed November 23, 1990 and
               dated as of November 15, 1990.                         incorporated herein by reference.

        (v)    First Amendment to the Amended and                     Filed as an exhibit to the Company's Form
               Restated Supplemental Agreement between                8-K dated August 25, 1993 and filed
               Manville and the Trust, dated as of                    September 2, 1993 and incorporated herein
               August 25, 1993.                                       by reference.

        (w)    Second Amendment to the Amended and                    Filed as an exhibit hereto.
               Restated Supplemental Agreement between
               Manville and the Trust, dated as of
               September 22, 1994.

        (x)    Manville Property Damage Settlement Trust              Refiled as an exhibit to the Company's
               Agreement between Manville and the                     1992 Annual Report on Form 10-K filed
               persons listed therein as Trustees of the              March 30, 1993, and incorporated herein by
               Manville Property Damage Settlement Trust              reference.
               dated November 28, 1988.

        (y)    Amended and Restated Supplemental                      Filed as an exhibit to the Company's Form
               Agreement between Manville, the Trust and              8-K filed November 23, 1990 and
               the Manville Property Damage Settlement                incorporated herein by reference.
               Trust, dated as of November 15, 1990.

        (z)    Fourth Amendment, dated August 6, 1992,                Filed as an exhibit to the Company's 1992
               to the Manville Personal Injury                        Annual Report on Form 10-K filed March 30,
               Settlement Trust Agreement among Johns-                1993, and incorporated herein by
               Manville Corporation et al, as Trustors,               reference.
               Donald M. Blinken et al, as Former
               Trustees and Christian E. Markey Jr. as
               Trustee for the Manville Personal Injury
               Settlement Trust.

        (aa)   Fifth Amendment, dated December 9, 1992,               Filed as an exhibit to the Company's 1992
               to the Manville Personal Injury                        Annual Report on Form 10-K filed March 30,
               Settlement Trust Agreement among                       1993, and incorporated herein by
               Johns-Manville Corporation et al, as                   reference.
               Trustors, Donald M. Blinken et al, as
               Former Trustees and Christian E.
               Markey Jr. as Trustee for the Trust.

               DESCRIPTION                                            CROSS REFERENCE OR PAGE NUMBER
               -----------                                            ------------------------------

        (ab)   Sixth Amendment, dated as of November 5,               Filed as an exhibit hereto.
               1993, to the Manville Personal Injury
               Settlement Trust Agreement among Johns-
               Manville Corporation et al, as Trustors,
               Donald M. Blinken et al, as Former
               Trustees, and Christian E. Markey, Jr.,
               as Trustee of the Trust.

        (ac)   Seventh Amendment, dated as of September               Filed as an exhibit to the Company's Form
               22, 1994, to the Manville Personal Injury              10-Q for the quarter ended September 30,
               Settlement Trust Agreement amon Johns-                 1994, filed on November 14, 1994, and
               Manville Corporation et al, as Trustors,               incorporated herein by reference.
               Donald M. Blinken et al, as Former
               Trustees, and Christian E. Markey, Jr.,
               as Trustee of the Trust.

        (ad)   Agreement between Manville and the Trust,              Filed as an exhibit hereto.
               dated June 24, 1992.

        (ae)   Bonds Repurchase Agreement dated                       Filed as an exhibit the Company's Form 8-K
               September 22, 1994, between Manville and               dated September 22, 1994, filed October 5,
               the Trust.                                             1994, and incorporated herein by
                                                                      reference.

        (af)   Amendment and Agreement between Manville               Filed as an exhibit hereto.
               and the Trust, dated December 2, 1994.

        (ag)   Supplemental Retirement Agreement between              Filed as an exhibit hereto.
               W. Thomas Stephens and the Registrant,
               effective as of November 4, 1994, with
               related agreements*

        (ah)   Supplemental Retirement Agreement between              Filed as an exhibit hereto.
               Richard B. Von Wald and the Registrant,
               effective as of November 4, 1994, with
               related agreements.*

        (ai)   Schuller 1994 Long-Term Cash Incentive                 Filed as an exhibit hereto.
               Compensation Plan.*

        (aj)   Amended and Restated Indenture between                 Filed as an exhibit hereto.
               Schuller and The Bank of New York, as
               Trustee, dated December 15, 1994.

   13.  1994 Annual Report.                                           Pages 8 through 78 of the Manville 1994
                                                                      Annual Report are filed as an exhibit
                                                                      hereto.

              DESCRIPTION                                             CROSS REFERENCE OR PAGE NUMBER
              -----------                                             ------------------------------

   21.  List of subsidiaries.                                         Filed as an exhibit hereto.

   23.  Consent of Coopers & Lybrand L.L.P.                           Filed as an exhibit hereto.

   24.  Power of Attorney.                                            Page 26.

   27.  Financial Data Schedule.                                      Filed as an exhibit hereto.

*Management contract or compensatory plan or arrangements.

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

                       Indenture of Riverwood International Corporation for
                 $100 million of 10 3/8% Senior Subordinated Notes Due 2004, dated June 30, 1994.

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

                       $60 million (Australian Dollars) Secured Facility
                 Agreement between Multiboard Packaging Pty. Ltd. and Australia and New Zealand Banking Group Limited, dated September 21, 1992.

                       $125 million Credit Agreement among Riverwood
                 International Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, an Agent, and Canadian Imperial Bank of Commerce as Co-Agent and Security Agent.

                       Class 6 Interest Indenture between Manville and the Bank
                 of New York, formerly known as Irving Trust Company, Trustee, dated November 28, 1988.

                               POWER OF ATTORNEY

                 Know all men by these presents that each person whose signature appears below does hereby constitute and appoint W. Thomas Stephens, Robert E. Cole and Richard B. Von Wald, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his substitute or substitutes, lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 30th day of March, 1995.




                                      MANVILLE CORPORATION
                                           (Registrant)


                                By:   /s/ W. Thomas Stephens
                                          W. Thomas Stephens
                                          Chairman of the Board, President,
                                          Chief Executive Officer and a Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 30, 1995.

    SIGNATURE                                          TITLE
    ---------                                          -----
    /s/  W. Thomas Stephens                            Chairman of the Board, President,
-----------------------------------------------------  Chief Executive Officer and Director
        (W. Thomas Stephens)                           (Principal Executive Officer)


    /s/  Robert E. Cole                                Senior Vice President, Chief Financial Officer
-----------------------------------------------------  (Principal Accounting and Financial Officer)
        (Robert E. Cole)

    /s/  Bette B. Anderson                             Director
-----------------------------------------------------
        (Bette B. Anderson)

    /s/  John C. Burton                                Director
-----------------------------------------------------
        (John C. Burton)

    /s/  Ernest H. Drew                                Director
-----------------------------------------------------
        (Ernest H. Drew)

    /s/  Robert A. Falise                              Director
-----------------------------------------------------
        (Robert A. Falise)

    /s/  Robert E. Fowler, Jr.                         Director
-----------------------------------------------------
        (Robert E. Fowler, Jr.)

    /s/  Todd Goodwin                                  Director
-----------------------------------------------------
        (Todd Goodwin)

    /s/  Michael N. Hammes                             Director
-----------------------------------------------------
        (Michael N. Hammes)

    /s/  John Nils Hanson                              Director
-----------------------------------------------------
        (John Nils Hanson)

    /s/  Louis Klein, Jr.                              Director
-----------------------------------------------------
        (Louis Klein, Jr.)

    /s/  Stanley J. Levy                               Director
-----------------------------------------------------
        (Stanley J. Levy)

    /s/  Christian E. Markey, Jr.                      Director
-----------------------------------------------------
        (Christian E. Markey, Jr.)

    /s/  Will M. Storey                                Director
-----------------------------------------------------
        (Will M. Storey)

    /s/  Raymond S. Troubh                             Director
-----------------------------------------------------
        (Raymond S. Troubh)

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors of Manville Corporation:

Our report on the consolidated financial statements of Manville Corporation has been incorporated by reference in this Form 10-K from page 71 of the 1994 Annual Report to Stockholders of Manville Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Financial Statement Schedule on page 29 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.


Denver, Colorado
February 6, 1995

                              MANVILLE CORPORATION
                     INDEX TO FINANCIAL STATEMENT SCHEDULE
               TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994



Schedule                                                           Page
--------                                                           ----
II -     Valuation and qualifying accounts, for each of
         the three years in the period ended
         December 31, 1994..................................        30

                              MANVILLE CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31
                           (IN THOUSANDS OF DOLLARS)


                                                              Additions
                                                    ---------------------------
                                                                        Charged
                                   Balance at       Charged to          to Other                         Balance at
                                    Beginning        Costs and          Accounts        Deductions        End of
Classification                       of Year         Expenses             (a)               (b)             Year
--------------                     ----------       ----------          --------        ----------       ----------
          1994
          ----
Allowances Reducing
   the Assets in the
   Balance Sheet:
      Doubtful accounts
          receivable                 $  7,262          $ 1,688                             $ 1,423         $  7,527
      Cash discounts                    1,489                            $14,590            14,542            1,537
      Other allowances                 13,815                             28,637            26,687           15,765
      Deferred tax
          assets                       94,795            1,654                                               96,449
                                     --------          -------           -------           -------         --------
            Total                    $117,361          $ 3,342           $43,227           $42,652         $121,278
                                     ========          =======           =======           =======         ========

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

                             ADDITIONAL INFORMATION


  Individuals interested in receiving additional information may contact the following:



        FOR COMPANY INFORMATION                                FOR PRODUCT INFORMATION
        Call (303) 978-2000                                    Call (303) 978-4900 or (800) 654-3103
        or write to:                                           or write to:
        Manville Corporation                                   Manville Corporation
        Investor Relations                                     Product Information
        P. O. Box 5108                                         P. O. Box 5108
        Denver, CO  80217-5108                                 Denver, CO  80217-5108





        TRANSFER AGENT AND REGISTRAR                           INDEPENDENT ACCOUNTANTS
        First Chicago Trust Company of New York                Coopers & Lybrand L.L.P.
        P. O. Box 2532, Suite 2532                             370 Seventeenth Street, Suite 3300
        Jersey City, NJ  07303-2532                            Denver, CO 80202-5633

        (send stockholder address
        changes to the above address)

                                EXHIBIT INDEX

  Exhibit
  Number                                                                                        Page
  -------                                                                                       ----
   10.  (a)    Schuller International Employees Retirement Plan.*

        (k)    Intercompany Agreement between Riverwood and Manville, dated June 1, 1992.

        (l)    Treasury Management Agreement between Riverwood and Manville, dated
               June 17, 1992.

        (m)    Tax Sharing Agreement between Riverwood and Manville, dated June 17, 1992.

        (n)    Corporate Agreement, between Riverwood and Manville, dated June 24, 1992.

        (s)    Selling Securityholders' Agreement, between Manville and the Trust, dated as of September 22, 1994.

        (w)    Second Amendment to the Amended and Restated Supplemental Agreement between
               Manville and the Trust, dated as of September 22, 1994.

       (ab)    Sixth Amendment, dated as of November 5, 1993, to the Manville Personal Injury
               Settlement Trust Agreement among Johns-Manville Corporation et al, as Trustors,
               Donald M. Blinken et al, as Former Trustees, and Christian E. Markey, Jr.,
               as Trustee of the Trust.

       (ad)    Agreement between Manville and the Trust, dated June 24, 1992.

       (af)    Amendment and Agreement between Manville and the Trust, dated December 2, 1994.

       (ag)    Supplemental Retirement Agreement between W. Thomas Stephens and the Registrant, effective as of November 4, 1994, with related agreements*

       (ah)    Supplemental Retirement Agreement between Richard B. Von Wald and the Registrant, effective as of November 4, 1994, with related agreements.*

       (ai)    Schuller 1994 Long-Term Cash Incentive Compensation Plan.*

       (aj)    Amended and Restated Indenture between Schuller and The Bank of New York, as
               Trustee, dated December 15, 1994.

   13.         1994 Annual Report.

   21.         List of subsidiaries.

   23.         Consent of Coopers & Lybrand L.L.P.

   24.         Power of Attorney.

   27.         Financial Data Schedule.

*Management contract or compensatory plan or arrangements.