Form 10-Q
period 1995-03-31
MANVILLE CORP
filed 1995-05-12
CIK 355473

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995
                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

     Commission file number 1-8247

                             MANVILLE CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               84-0856796
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                                717 17th Street
                            Denver, Colorado  80202
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

         At May 9, 1995, 122,926,849 shares of the registrant's common stock were outstanding.

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

                              MANVILLE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                  (Unaudited)


                                                                                              March 31,                December 31,
ASSETS                                                                                            1995                        1994
- ----------------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and equivalents                                                                      $  238,899                  $  322,003
  Marketable securities, at cost
    which approximates market                                                                   17,479                      20,311
  Receivables, net of allowances                                                               352,545                     335,772
  Inventories                                                                                  248,818                     212,774
  Prepaid expenses                                                                              29,340                      28,015
  Deferred tax assets                                                                           42,898                      44,854
                                                                                            --------------------------------------
     Total Current Assets                                                                      929,979                     963,729

Property, Plant and Equipment,
  net of accumulated depreciation
  and depletion of $1,014,686 and
  $963,603, respectively                                                                     2,109,488                   2,063,557
Deferred Tax Assets                                                                            270,262                     281,874
Other Assets                                                                                   503,871                     490,451
                                                                                            --------------------------------------
                                                                                            $3,813,600                  $3,799,611
==================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              MANVILLE CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                             (Thousands of dollars)
                                  (Unaudited)


                                                                                              March 31,                December 31,
LIABILITIES                                                                                       1995                        1994
- ----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts and notes payable                                                                $  305,085                  $  295,510
  Compensation and employee benefits                                                           135,543                     157,574
  Income taxes                                                                                  26,258                      28,739
  Other accrued liabilities                                                                    151,168                     130,748
                                                                                            --------------------------------------
     Total Current Liabilities                                                                 618,054                     612,571

Long-Term Debt, less current portion                                                         1,379,625                   1,423,995
Postretirement Benefits Other Than
  Pensions                                                                                     247,647                     243,986
Deferred Income Taxes and Other
  Noncurrent Liabilities                                                                       370,344                     359,978
                                                                                            --------------------------------------
                                                                                             2,615,670                   2,640,530
                                                                                            --------------------------------------

Profit Sharing Obligation (Note 2)
Contingencies and Commitments (Note 2)
Minority Interest in Consolidated
  Subsidiary                                                                                    98,425                      95,610

STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------------------------------------
Cumulative Preference Stock, Series B                                                          178,638                     178,638
Common Stock                                                                                     1,228                       1,228
Treasury Stock, at cost                                                                           (856)                       (407)
Capital in Excess of Par Value                                                               1,012,103                   1,011,310
Unearned Restricted Stock Compensation                                                          (5,348)                     (6,013)
Accumulated Deficit                                                                           (107,294)                   (130,394)
Pension Liability Adjustment                                                                      (435)                       (435)
Cumulative Currency Translation
  Adjustment                                                                                    21,469                       9,544
                                                                                            --------------------------------------
                                                                                             1,099,505                   1,063,471
                                                                                            --------------------------------------
                                                                                            $3,813,600                  $3,799,611
==================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              MANVILLE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND ACCUMULATED DEFICIT
                (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                                                                                           Three Months
                                                                                                         Ended March 31,
                                                                                             -------------------------------------
INCOME                                                                                            1995                        1994
- ----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                    $ 641,577                   $ 531,677
Cost of Sales                                                                                  472,449                     411,750
Selling, General and Administrative                                                             68,709                      61,898
Research, Development and Engineering                                                           10,334                       8,864
Other Income (Loss), net                                                                        (6,335)                     (4,218)
                                                                                             -------------------------------------
Income from Operations                                                                          83,750                      44,947
Interest Income                                                                                  4,765                       2,171
Interest Expense                                                                                38,475                      31,937
Profit Sharing Expense (Note 2)                                                                  7,487                       2,077
                                                                                             -------------------------------------
Income before Income Taxes                                                                      42,553                      13,104
Income Taxes                                                                                    18,936                       5,258
                                                                                             -------------------------------------
Income before Equity in Earnings
  of Affiliate and Minority Interest                                                            23,617                       7,846
Equity in Earnings of Affiliate,
  net of taxes                                                                                   7,740
Minority Interest in Consolidated
  Subsidiary                                                                                    (2,026)                       (460)
                                                                                             -------------------------------------
Net Income                                                                                      29,331                       7,386
Preference Stock Dividends                                                                      (6,231)                     (6,231)
                                                                                             -------------------------------------
Net Income Applicable
  to Common Stock                                                                            $  23,100                   $   1,155
==================================================================================================================================


ACCUMULATED DEFICIT
- ----------------------------------------------------------------------------------------------------------------------------------
Accumulated Deficit at Beginning of Period                                                   $(130,394)                  $(142,467)
Net Income                                                                                      29,331                       7,386
Preference Stock Dividends                                                                      (6,231)                     (6,231)
                                                                                             -------------------------------------
Accumulated Deficit at End of Period                                                         $(107,294)                  $(141,312)
==================================================================================================================================


EARNINGS PER COMMON SHARE (AFTER PREFERENCE
  STOCK DIVIDENDS)
- ----------------------------------------------------------------------------------------------------------------------------------
Primary and Fully Diluted:
  Net Income Applicable to Common Stock                                                           $.19                        $.01
==================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              MANVILLE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                                          Three Months
                                                                                                         Ended March 31,
                                                                                              ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             1995                        1994
- ----------------------------------------------------------------------------------------------------------------------------------
Net income (before Preference Stock Dividends)                                                $ 29,331                    $  7,386
Non-cash items included in net income:
  Depreciation, depletion and amortization                                                      36,920                      36,436
  Deferred taxes                                                                                12,316                      (2,134)
  Roofing guarantee income                                                                       2,038                       1,008
  Provision for furnace rebuild                                                                  2,114                       1,950
  Pensions and postretirement benefits expense                                                   7,808                       6,971
  Interest expense                                                                                 437
  Profit sharing expense                                                                         7,487                       2,077
  Translation loss                                                                                                           3,189
  Equity in earnings of affiliate                                                               (7,740)
  Minority interest in net earnings of
    consolidated subsidiary                                                                      2,026                         460
  Other, net                                                                                     3,119                       2,661
(Increase) decrease in current assets:
  Receivables                                                                                   (6,506)                    (10,308)
  Inventories                                                                                  (33,348)                     (4,895)
  Prepaid expenses                                                                               2,037                      (5,370)
Increase (decrease) in current liabilities:
  Accounts payable                                                                             (17,639)                    (13,565)
  Compensation and employee benefits                                                           (27,854)                    (19,560)
  Income taxes                                                                                  (1,889)                      7,765
  Other accrued liabilities                                                                     11,735                      16,021
Decrease in postretirement benefits
  other than pensions                                                                           (3,330)                       (424)
Increase (decrease) in other noncurrent
  liabilities                                                                                      352                      (3,267)
                                                                                              ------------------------------------
  Net cash provided by operating activities                                                     19,414                      26,401
                                                                                              ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
- ----------------------------------------------------------------------------------------------------------------------------------
Purchases of property, plant and equipment                                                     (60,689)                    (84,601)
Proceeds from sales of assets                                                                    2,114                       7,801
Purchases of held-to-maturity
  marketable securities                                                                        (14,798)                    (62,744)
Proceeds from sales of held-to-maturity
  marketable securities                                                                         17,630                      48,109
(Increase) decrease in other assets                                                              2,282                      (3,130)
                                                                                              ------------------------------------
  Net cash used in investing activities                                                        (53,461)                    (94,565)
                                                                                              ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
- ----------------------------------------------------------------------------------------------------------------------------------
Issuance of debt                                                                                   872                      32,573
Payments on debt                                                                               (45,438)                    (19,871)
Dividends on Preference Stock                                                                   (6,231)                     (4,154)
Minority interest in dividend from
  consolidated subsidiary                                                                         (489)                       (484)
Other stock transactions                                                                         1,756
Treasury stock                                                                                    (449)                       (407)
                                                                                              ------------------------------------
  Net cash provided by (used in)
    financing activities                                                                       (49,979)                      7,657
                                                                                              ------------------------------------
Effect of Exchange Rate Changes on Cash                                                            922                        (185)
                                                                                              ------------------------------------
Net Decrease in Cash and Equivalents                                                           (83,104)                    (60,692)
Cash and Equivalents at Beginning of Period                                                    322,003                     153,093
                                                                                              ------------------------------------
Cash and Equivalents at End of Period                                                         $238,899                    $ 92,401
==================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              MANVILLE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Manville Corporation is an international holding company with two principal operating subsidiaries, Riverwood International Corporation ("Riverwood") and Schuller International Group, Inc. ("Schuller"), collectively referred to as the "Company." When referring to the holding company only, Manville Corporation is defined as the "Manville holding company." The Manville holding company owns 100 percent of Schuller and approximately 81.4 percent of Riverwood.

Manville Personal Injury Settlement Trust (the "PI Trust") owns approximately 78 percent of the Company's Common Stock. In addition, the Company has a debt obligation to the PI Trust and an obligation to pay annually 20 percent of its net earnings, as adjusted, to the PI Trust (see Note 2).

On December 29, 1994, Riverwood sold just under 50 percent of its investment in its Brazilian operations (Igaras) after first spinning off a wholly owned subsidiary to operate Riverwood's packaging machinery operations in Brazil. Prior to that date, Riverwood owned 100 percent of Igaras and included the results of operations of Igaras in the Containerboard business segment through the date of sale. Subsequent to December 29, 1994, Riverwood no longer consolidates Igaras, but instead reports its investment in Igaras using the equity method of accounting.

The condensed consolidated financial statements as of March 31, 1995 and December 31, 1994 and for the three months ended March 31, 1995 and 1994 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles.

The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

Additional information regarding the Company's accounting policies, operations, financial position, reorganization proceedings and the PI Trust is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                                (Thousands of dollars)
                                         March 31,               December 31,
                                             1995                        1994
                                         ------------------------------------
Finished goods                           $104,575                    $ 83,922
Work-in-process                            35,487                      28,517
Raw materials                              67,833                      56,934
Supplies                                   40,923                      43,401
                                         ------------------------------------
                                         $248,818                    $212,774
                                         ====================================


Note 2 - Contingencies and Commitments

The Company has an obligation to pay annually 20 percent of its net earnings (as adjusted) to the PI Trust. Payments to the PI Trust are due each year based on the prior year's net earnings and will continue for as long as the PI Trust is in existence. After termination of the PI Trust, an independent profit sharing obligation on the same terms arises in favor of Manville Property Damage Settlement Trust, if it is in existence after the termination of the PI Trust. Based upon a review of the existing and potential claims facing the two trusts, the Company believes that profit sharing, for all practical purposes, will be payable in perpetuity unless the Company and one or both of the trusts agree to a restructuring or modification of the profit sharing obligation at some future date. In the first quarter of 1995, the Company recorded $7.5 million of profit sharing expense to be paid in 1996.

Between 1988 and 1992, the Company manufactured phenolic roofing insulation which, the Company has learned, contributes to the corrosion of metal decks on which it is installed. Subsequently, the Company exited the phenolic roofing insulation business and embarked upon a voluntary sampling and inspection program of such metal decks.

The Company estimates that approximately 63 million square feet of metal roof deck are insulated with the Company's phenolic roof product, of which approximately 50 percent had been inspected as of March 31, 1995. Based on the statistics compiled from the inspection and sampling program and the Company's claims experience through March 31, 1995 and assuming this experience continues into the future, approximately 1.8 million square feet of roof deck have been remediated or will require remediation. In most cases only "spot remediation" has been required to address the damage to the roof decks. However, the exact square footage of roof deck that will require remediation and the actual cost of such remediation are dependent upon a number of variables and cannot be determined at this time. Through March 31, 1995, the cumulative cash expended by the Company for sampling, inspection, remediation and claims settlement was $10 million.

At March 31, 1995, the Company's accrual for future sampling, inspection, remediation and present and anticipated claims totaled $8.5 million. This amount was computed by giving effect to information available from the

Company's inspection and sampling program conducted through March 31, 1995, remediation experience, historical claims experience, the types of roofs on which phenolic insulation has been installed and the average cost of remediation, as well as the Company's assumption that its past remediation experience will continue into the future. At March 31, 1995, the Company is in the initial stages of litigation with respect to two phenolic-related claims against the Company.

The Company has insurance that applies to property damage resulting from metal deck corrosion. During the first quarter of 1995, the Company and its primary insurance carrier reached a settlement regarding the extent of coverage. Under the terms of a confidential settlement agreement, the Company's insurance carrier will be responsible for a portion of certain phenolic-related costs. The insurance carrier's portion of costs under the settlement agreement is expected to more than satisfy the $7 million receivable previously recorded by the Company for future expected recoveries. In 1993, the Company filed a lawsuit against Beazer East, Inc., the former owner of the phenolic roofing insulation business. Trial in that case is scheduled to commence in June 1995.

Based upon the settlement agreement and the experience, information and assumptions referred to above, in management's opinion the range of the Company's portion of the ultimate gross loss with respect to sampling, inspection, remediation and claims settlement in excess of amounts previously accrued is between zero and $20 million.

The Company is engaged in environmental remediation projects for properties currently owned or operated by the Company and properties divested by the Company for which responsibility was retained for preexisting conditions. In addition, the Company has been identified as a potentially responsible party at a number of non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and Liability Act or similar state legislation, and as such could be jointly and severally liable for the costs of remediating these sites. The Company's actual final cost in some instances cannot be estimated until the remediation process is substantially completed.

Environmental law is dynamic rather than static. As a result, costs that are unforeseeable at this time may be incurred when new laws are enacted, and/or the environmental agencies promulgate or revise regulations in furtherance of such legislation. In response to the implementation of the 1990 amendments to the federal Clean Air Act and requirements of various state air emissions regulations, the Company will be obligated to monitor emissions at its manufacturing sites. Because many of the anticipated regulations have not yet been proposed, neither the costs nor timing of compliance can be reasonably anticipated at this time. Provisions of the 1990 amendments and the related regulations will likely require capital expenditures in the years 1995 to 2001, with most of the expenditures occurring in the latter part of that time frame. In addition, the federal Environmental Protection Agency has issued new proposed regulations for the pulp and paper industry, although it is expected that the earliest time for industry compliance with these proposed regulations should not be prior to the first quarter of 2000. At this time, Riverwood estimates capital spending that may be required to comply with the pulp and paper industry proposed regulations could be between $20 million and $40 million to be spent over a three-year period beginning in 1997.

The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that to the extent additional costs may be incurred that might exceed the accrued amounts, such amounts are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Note 3 - Income Taxes

In the first quarter of 1994, the Company recognized a deferred tax benefit of $0.8 million primarily related to a tax law change in Sweden that reduced the statutory Swedish federal tax rate to 28 percent from 30 percent.

Exclusive of the tax benefit on the Swedish tax law change, the Company's first quarter 1995 and 1994 tax rates were 44.5 percent and 46 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to U.S. state and local taxes and higher foreign effective tax rates.

Note 4 - Earnings Per Common Share

Primary earnings per common share amounts are based on the weighted average number of common and common equivalent shares outstanding during the period. For the first quarter of 1995, primary and fully diluted earnings per common share amounts were based on 122,863,000 and 122,873,000 common equivalent shares, respectively. For the first quarter of 1994, primary and fully diluted earnings per common share amounts were based on 122,431,000 common equivalent shares.

Earnings per share amounts were calculated after the deduction for preference stock dividends.

Note 5 - Acquisition

In January 1995, Riverwood acquired a 70 percent interest in the Lemaire Group, a French company which supplies beverage and folding cartons in France and central Europe from four carton converting facilities in France. Terms of the acquisition require Riverwood to purchase the Lemaire Group's remaining 30 percent interest prior to 1998. Accordingly, Riverwood recorded a $10.2 million note payable for the unpaid portion of the purchase price which bears interest at six percent per annum. This acquisition involved the purchase of assets with a fair value of $27 million and the assumption of liabilities of $16.9 million.

Note 6 - Business Segment Information

                                                                                                      (Thousands of dollars)
Manville Corporation                                                                                        Three Months
Consolidated Major Business Segments                                                                       Ended March 31,
                                                                                                  1995                        1994
- ----------------------------------------------------------------------------------------------------------------------------------
Net Sales
- ----------------------------------------------------------------------------------------------------------------------------------

Riverwood International:
  Coated Board System                                                                         $218,290                    $169,952
  Containerboard                                                                                58,693                      64,421
  U.S. Timberlands/Wood Products                                                                41,036                      34,526
  Corporate and Eliminations                                                                    (4,843)                     (3,991)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                               313,176                     264,908
- ----------------------------------------------------------------------------------------------------------------------------------

Schuller International:
  Building Products                                                                            179,132                     145,581
  Engineered Products                                                                          156,199                     126,092
  Corporate and Eliminations                                                                    (6,930)                     (4,643)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                               328,401                     267,030
- ----------------------------------------------------------------------------------------------------------------------------------

Manville Corporate and Eliminations                                                                                           (261)
- ----------------------------------------------------------------------------------------------------------------------------------

Total Company Net Sales                                                                       $641,577                    $531,677
==================================================================================================================================


Income (Loss) From Operations
- ----------------------------------------------------------------------------------------------------------------------------------

Riverwood International:
  Coated Board System                                                                         $ 16,579                    $ 23,653
  Containerboard                                                                                 8,862                      (6,999)
  U.S. Timberlands/Wood Products                                                                16,225                      12,217
  Corporate and Eliminations                                                                   (10,764)                     (6,373)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                30,902                      22,498
- ----------------------------------------------------------------------------------------------------------------------------------

Schuller International:
  Building Products                                                                             29,848                      14,999
  Engineered Products                                                                           32,201                      15,355
  Corporate and Eliminations                                                                    (6,329)                     (6,829)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                55,720                      23,525
- ----------------------------------------------------------------------------------------------------------------------------------

Manville Corporate and Eliminations                                                             (2,872)                     (1,076)
- ----------------------------------------------------------------------------------------------------------------------------------

Total Company Income from
  Operations                                                                                  $ 83,750                    $ 44,947
==================================================================================================================================

Net sales included in Corporate and Eliminations relate primarily to the elimination of intersegment sales (at prices approximating market).

Report of Independent Accountants

To the Stockholders and Directors
  of Manville Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Manville Corporation as of March 31, 1995 and the related condensed consolidated statement of income and accumulated deficit and cash flows for the three month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ COOPERS & LYBRAND L.L.P.
- ----------------------------
    COOPERS & LYBRAND L.L.P.



Denver, Colorado
May 11, 1995

ITEM 2.

                              MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Manville Corporation is an international holding company with two principal operating subsidiaries, Riverwood International Corporation ("Riverwood") and Schuller International Group, Inc. ("Schuller"), collectively referred to as the "Company." When referring to the holding company only, Manville Corporation is defined as the "Manville holding company." The Manville holding company owns 100 percent of Schuller and approximately 81.4 percent of Riverwood. The Company reports the results of Riverwood's and Schuller's operations in five business segments.

Riverwood reports its results in three business segments: Coated Board System, Containerboard and U.S. Timberlands/Wood Products. The Coated Board System segment includes the production and sale of coated board from paperboard mills in the United States and Europe; converting facilities in the United States, Australia and Europe; and worldwide packaging machinery operations related to the production and sale of beverage and folding cartons. The Containerboard segment includes the production and sale of linerboard, corrugating medium and kraft paper from two paperboard mills in the United States. The U.S. Timberlands/Wood Products segment includes timberlands and operations engaged in the supply of pulpwood to the West Monroe, Louisiana, mill from Riverwood's

U.S. timberlands, as well as the manufacture and sale of lumber and plywood. Prior to December 29, 1994, the Containerboard business segment included timberlands and associated containerboard mills and corrugated box plants at Igaras Papeis e Embalagens S.A. ("Igaras") in Brazil. At that date, Riverwood owned 100 percent of Igaras and included the results of operation of Igaras in the Containerboard business segment. On December 29, 1994, Riverwood sold just under 50 percent of its investment in Igaras, after first spinning off a wholly owned subsidiary to operate Riverwood's packaging machinery operations in Brazil. Subsequent to that date, Riverwood no longer consolidates Igaras, but instead reports its investment in Igaras using the equity method of accounting since Riverwood no longer controls Igaras.

Schuller manufactures and markets insulation for buildings and equipment, commercial roofing systems, high efficiency air filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications. Schuller operates 35 manufacturing facilities in the United States, Canada and Germany, and is comprised of two principal business segments: Building Products and Engineered Products. The Building Products segment consists of Schuller's building insulation business, which manufactures fiberglass wool insulation for walls and attics in residential and commercial buildings; the commercial roofing systems business, which supplies roofing membranes, insulations, accessories and related guarantees; and the mechanical insulations business, which manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications. The Engineered Products segment consists of Schuller's specialty insulations and filtration business which manufactures thermal and acoustic insulation for aircraft, appliances, automobiles and heating, ventilating and air conditioning ("HVAC") equipment; air filtration media for commercial and industrial buildings; and microfibers for clean room air filters. The Engineered Products segment also includes Schuller's mats and reinforcements business which manufactures continuous filament fiberglass-based products used for reinforcing roofing, flooring, wall covering and plastic products. The mats and reinforcements business includes Schuller's German subsidiary, Schuller GmbH.

Financial results for the Manville holding company's interest in Stillwater Mining Company, a company engaged in the exploration, development, mining and production of palladium, platinum and associated metals, are included in Manville Corporate and Eliminations for business segment reporting purposes.

RIVERWOOD RESULTS OF OPERATIONS BY SEGMENT

Riverwood reported its results of operations in its first quarter 1995 Form 10-Q substantially as presented below.

Net sales in the first quarter of 1995 increased by $48.3 million, or 18.2 percent, compared with the first quarter of 1994. Net sales in the Coated Board System segment increased by $48.3 million in the first quarter of 1995, or 28.4 percent, due principally to increased volume in worldwide beverage markets and coated board open markets, as well as increased selling prices in some international folding carton markets. Included in the increased volume in beverage markets is the effect of recent acquisitions. Net sales in the Containerboard segment in the first quarter of 1995 decreased $5.7 million, or
8.9 percent, compared with the first quarter of 1994. Excluding the operations of Igaras which were included in this business segment in the first quarter of 1994, net sales in the Containerboard segment increased $18.4 million, or 45.6 percent, primarily due to selling price increases which more than offset the volume decrease that resulted from conversion of over half of the linerboard capacity to coated board capacity at the Macon, Georgia mill. Net sales in the U.S. Timberlands/Wood Products segment increased by $6.5 million, or 18.9 percent, due principally to volume increases for lumber and plywood and selling price increases for plywood, which more than offset the effects of lower selling prices for lumber.

Gross profit for the first quarter of 1995 increased $11 million, or 18.8 percent, from the first quarter of 1994. The gross profit margin increased to
22.2 percent for 1995 from 22.1 percent in 1994. Gross profit in the Coated Board System segment decreased by

$2 million, or 4.5 percent, while its gross profit margin decreased to 19.3 percent from 26 percent. Higher volume in beverage and coated board open markets and price increases in some international folding carton markets were more than offset by cost increases and lower margins related to the mix of beverage carton sales. The cost increases were principally the result of higher production costs of coated board at the Macon mill, increased converting costs in North America and increased raw materials costs at Riverwood's U.S. mills and in some of its international beverage and folding carton businesses. In the Containerboard segment, gross profit increased $8.8 million, or almost fivefold, while the gross profit margin increased to 18.1 percent from 2.8 percent. The increase in gross profit was due primarily to higher containerboard selling prices worldwide. Excluding the operations of Igaras, which were included in this business segment in the first quarter of 1994, gross profit increased $13.9 million from a loss in 1994. This increase was due primarily to price increases that more than offset the increased cost of recycled fiber and the volume decrease that resulted from the realignment of production capacity at Riverwood's Macon mill. Gross profit in the U.S. Timberlands/Wood Products segment increased by $4.3 million, or 34.2 percent, and the gross profit margin increased to 41.3 percent from 36.6 percent. In addition to volume increases for plywood and lumber and selling price increases for plywood, gross profit and the gross profit margin in this business segment increased due to lower raw materials costs as Riverwood used a greater portion of logs from its own timberlands in the first quarter of 1995 than in the first quarter of 1994.

Total board mill shipments for the first quarters of 1995 and 1994, including shipments to Riverwood's integrated converting plants and including 81,400 tons of containerboard shipments from Igaras in 1994, were as follows:

                                                   1995             1994
                                                   ----             ----
                                                    (Thousands of tons)
                 Coated Board                      252.0            183.9
                 Containerboard                    129.5            243.7
                                                   -----            -----
                                                   381.5            427.6
                                                   =====            =====

As a percent of net sales, selling, general and administrative expenses in the first quarter of 1995 decreased 1.8 percentage points to 10.5 percent, while selling, general and administrative expenses increased $0.4 million, or 1.2 percent compared with the first quarter of 1994. Excluding the operations of Igaras, which were reported on a consolidated basis in the first quarter of 1994, selling, general and administrative expenses increased $3.7 million, primarily due to increases in selling and marketing expenses and international administrative expenses to penetrate worldwide coated board markets, as well as an increase of approximately $2.3 million in the first quarter of 1995 to cover the expense of stock-based management incentive plans. These increases were partially offset by certain decreases in administrative expenses, principally in the Containerboard business segment. Research, development and engineering expenses increased by $1.7 million to $3.9 million, primarily due to a higher level of packaging machinery engineering costs associated with expanding packaging machinery operations.

Income from operations in the first quarter of 1995 increased by $8.4 million, or 37.4 percent, compared with the first quarter of 1994, while the operating margin as a percent of net sales increased to 9.9 percent from 8.5 percent.
The Coated Board System segment's income from operations decreased $7.1 million, or 29.9 percent, to $16.6 million in the first quarter of 1995, and the operating margin decreased to 7.6 percent from 13.9 percent. In addition to manufacturing-related cost increases and lower margins related to the mix of beverage carton sales, increased volume and selling prices in certain coated board markets were more than offset by increases in selling and marketing expenses and international administrative expenses to penetrate worldwide coated board markets. Income from operations in the Containerboard segment increased $15.9 million to $8.9 million in the first quarter of 1995 from a loss in the first quarter of 1994. Excluding the operations of Igaras, which were included in this business segment in the first quarter of 1994, income from operations increased $16.4 million from the first quarter of 1994, due principally to increased selling prices that more than offset cost increases in recycled fiber and the decrease in containerboard volume at the Macon mill. This business segment also benefited in the first quarter of 1995 from decreased administrative expenses. Income from operations in the U.S. Timberlands/Wood Products segment increased $4 million, or 32.8 percent, in the first quarter of 1995, and the operating margin increased to
39.5 percent from 35.4 percent in the first quarter of 1994. These increases were due principally to increased lumber and plywood volume, increased plywood selling prices and lower log costs as Riverwood used a greater portion of logs from its own timberlands in the first quarter of 1995 than in the first quarter of 1994.

Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on net sales, gross profit, operating expenses or income from operations of Riverwood or any of its business segments.

SCHULLER RESULTS OF OPERATIONS BY SEGMENT

Schuller reported its results of operations in its first quarter 1995 Form 10-Q substantially as presented below.

Schuller's net sales for the first quarter of 1995 increased $61.4 million, or 23 percent, from $267 million in the first quarter of 1994 to $328.4 million.

The Building Products segment's first quarter 1995 net sales increased $33.6 million, or 23 percent, compared with the same period of 1994. This segment's businesses benefitted from increases in both industrial and residential construction compared to the first quarter of 1994. Strong demand coupled with the industry operating at or near full capacity resulted in substantial selling price increases being realized by Schuller's building insulation business. Technological innovations were utilized to increase production capacity to enable Schuller to benefit from these market conditions. Net sales of the roofing systems business rose primarily due to higher sales volumes from increased construction activity, in addition to entry into Canadian markets as a result of an acquisition completed by Schuller during 1994. Net sales also increased in the mechanical insulations business due to continuing demand for Schuller's products which address indoor air quality concerns, and market share gains for its pipe insulation products.

The Engineered Products segment's first quarter 1995 net sales increased $30.1 million, or 23.9 percent, compared with the same period of 1994. The increase was essentially attributable to Schuller's mats and reinforcements business, which experienced higher selling prices and increased sales volume, reflecting higher levels of U.S. and European construction activity, as well as the continuing high utilization of continuous filament glass. In addition, the weakening of the U.S. dollar against the German mark resulted in higher reported U.S. dollar net sales in the mats and reinforcements business. Schuller's specialty insulations and filtration business' net sales also increased for the first quarter of 1995 compared to 1994 as a result of increased HVAC-related sales and expanding markets for its clean room air filters and battery separators.

Gross profit for the first quarter of 1995 increased $38.2 million, or 62.2 percent, compared with the first quarter of 1994. Cost of sales increased 11.3 percent over 1994 on a 23 percent increase in net sales, resulting in a 7.4 percentage point improvement in gross profit margin to 30.4 percent for the first quarter of 1995. The gross profit improvement reflects higher selling prices, especially in the building insulation and mats and reinforcements businesses, along with higher sales volumes realized by most of Schuller's businesses. Additionally, Schuller's gross profit margin benefitted from reduced fixed costs and manufacturing efficiencies, which when combined, more than offset production cost increases.

Other operating expenses include selling, general, administrative, research, development and engineering expenses. These expenses increased $3.9 million, or 11.2 percent, for the first quarter of 1995 compared with the same period of 1994 primarily due to spending on technology to expand production capacity and increased selling expenses. These operating expenses decreased as a percentage of net sales to 11.9 percent in the first quarter of 1995 compared with 13.1 percent for the same period of 1994.

Other loss, net, for the first quarter of 1995 totaled $5.1 million, an increase of $2.2 million from $2.9 million recorded in the first quarter of 1994. The increase is primarily attributable to a $2.9 million charge for additional legal costs incurred and anticipated in connection with Schuller's litigation brought by Schuller against the former owner of the phenolic roofing insulation business. Beginning in the fourth quarter of 1994, Schuller changed its method of recording expenses previously reported as restructuring of operations pursuant to the consensus of the Emerging Issues Task Force reached in the fourth quarter of 1994 on Issue No. 94-3, "Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Accordingly, adjustments to Schuller's accruals related to its former phenolic roofing insulation business have been reported as a component of other income (loss).

Income from operations increased $32.2 million from $23.5 million for the first quarter of 1994 to $55.7 million for the first quarter of 1995. This increase is due primarily to increased selling prices and sales volumes, as described above, experienced during the first three months of 1995.

TOTAL COMPANY RESULTS

Total Company net sales in the first quarter of 1995 increased $109.9 million, or 20.7 percent, from $531.7 million in the first quarter of 1994 to $641.6 million due to improvements at both

Riverwood and Schuller.  Income from operations increased by $38.8 million, or
86.3 percent, over the first quarter of 1994.

Compared with the first quarter of 1994, the Company's interest income increased $2.6 million to $4.8 million in 1995 from $2.2 million in 1994, primarily due to higher average cash and marketable securities balances and higher interest rates during the first quarter of 1995 compared with the first quarter of 1994.

Compared with the first quarter of 1994, interest expense increased $6.5 million to $38.5 million in the first quarter of 1995. During the first quarter of 1995, the Company capitalized interest totaling $0.8 million compared with $6.1 during the first quarter of 1994, of which the majority was capitalized in connection with the Macon mill conversion project which was completed in late 1994. Gross interest expense incurred, before capitalization of interest, was $39.3 million for the first quarter of 1995, a slight increase when compared with $38.1 million for the same period in 1994.

Profit sharing expense for the first quarter of 1995 totaled $7.5 million, an increase of $5.4 million from the $2.1 million recorded in the first quarter of 1994, primarily due to higher operating income in 1995 over 1994.

In the first quarter of 1994, the Company recognized a deferred tax benefit of $0.8 million primarily related to a tax law change in

Sweden that reduced the statutory Swedish federal tax rate to 28 percent from 30 percent.

Exclusive of the tax benefit on the Swedish tax law change, the Company's first quarter 1995 and 1994 tax rates were 44.5 percent and 46 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to U.S. state and local taxes and higher foreign effective tax rates.

The Company's equity in earnings of affiliate, which was $7.7 million in the first quarter of 1995, is comprised of the Company's net earnings of Igaras.

Net income applicable to common stock for the first quarter of 1995 was $23.1 million, compared with $1.2 million for the same period of 1994.

Primary and fully diluted earnings per common share for the first quarter of 1995 were both $0.19 as compared with primary and fully diluted earnings per common share of $0.01 each for the same period in 1994. Earnings per common share amounts were calculated after deducting preference stock dividends. Primary and fully diluted earnings per common share amounts for the first quarter of 1995 were each based on 122,863,000 and 122,873,000 weighted average common equivalent shares outstanding, respectively. Primary and fully diluted earnings per common share amounts for the same period of 1994 were based on 122,431,000 weighted average common equivalent shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company broadly defines liquidity as its ability to generate sufficient cash flow to satisfy operating requirements, fund capital expenditures and meet its existing obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity should not be considered separately from capital resources, which consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Additionally, the Company's relationship with Manville Personal Injury Settlement Trust (the "PI Trust") should be considered in analyzing liquidity.

As a result of the Riverwood public offerings completed during 1992 and issuance of Schuller Senior Notes in 1994, the Manville holding company no longer has unrestricted access to cash flows generated by Riverwood and Schuller. In addition, certain of the Company's subsidiaries may be restricted in the amount of dividends that can be repatriated due to governmental regulations, economic conditions or provisions contained in financing agreements. The Manville holding company's ability to generate sufficient cash in 1995 and beyond is dependent upon funds generated from tax sharing agreements with Riverwood and Schuller, dividends declared by Riverwood and Schuller, asset dispositions and capital raised through external sources.

Tax sharing agreements between the Manville holding company and Riverwood and Schuller provide that their U.S. federal and state income taxes be calculated as if they were independent entities and that such tax amounts be remitted to the Manville holding company. The Company is able to apply tax benefits to reduce the consolidated domestic tax obligations, allowing the Manville holding company to retain a large portion of the cash remitted by Riverwood and Schuller. The Manville holding company has maintained at least an 80 percent ownership interest in Riverwood and Schuller in order to preserve the consolidated tax entity and utilize existing tax benefits.

Riverwood's ability to generate cash in 1995 and beyond is dependent upon funds generated from operations and the flow of funds from subsidiaries. Funds from operations are dependent, in part, upon Riverwood's ability to successfully market the additional coated board capacity from the Macon mill at prices satisfactory to Riverwood, and to continue to implement its reengineering and cost reduction programs.

Riverwood paid quarterly cash dividends of $0.04 per share on its common stock during the first quarter of 1995 and 1994. As a result, the Manville holding company received approximately $2.1 million in dividends from Riverwood during both the first quarter of 1995 and 1994. Riverwood currently intends to continue paying quarterly dividends of $0.04 per share on its common stock subject to a number of conditions, including declaration by Riverwood's Board of Directors and compliance with covenants in debt instruments and other agreements.

Manville paid a cash dividend of $6.2 million, or $0.675 per share, in the first quarter of 1995 and $4.2 million, or $0.45 per share, in the first quarter of 1994 to Cumulative Preference Stock, Series B, stockholders.

At March 31, 1995, the Company had net working capital of $311.9 million, including cash and marketable securities of $256.4 million. Total cash and marketable securities located outside of the United States and Canada were approximately $40.7 million. Approximately $39 million of cash and marketable securities is held by Riverwood and $95.1 million is held by Schuller.

Cash and marketable securities decreased by approximately $85.9 million during the first quarter of 1995. This decrease is primarily attributable to cash used for capital spending and payments on long-term debt.

Overall, the Company's debt decreased during the first quarter of 1995 by approximately $40 million principally as a result of repayment of notes payable and long-term debt. Principal reductions on long-term debt are expected to be approximately $70 million during 1995, prior to any refinancings. Riverwood foreign notes payable amounting to $26.1 million at March 31, 1995, which by their terms are payable in 1995, are classified as current portion of long-term debt. Riverwood intends to refinance this debt during 1995 to extend its maturity.

At March 31, 1995, Riverwood had approximately $199 million in revolving credit facilities for its U.S. and international subsidiaries, of which approximately $124 million was available for borrowing. In addition, Riverwood had arrangements with certain international banks for discounting receivables. As of March 31, 1995, approximately $3 million of overseas receivables were discounted.

At March 31, 1995, Schuller had credit facilities totaling approximately $173 million including a $100 million domestic receivables sale facility and foreign working capital facilities, of which approximately $172 million was available for use.

The Manville holding company had no credit facilities as of March 31, 1995. However, as of March 31, 1995 the Manville holding company had $122.7 million of cash and marketable securities and had a total of $37.6 million of intercompany notes receivable from Riverwood and Schuller. The Manville holding company has no debt or other agreements that place significant restrictions on its or its operating subsidiaries' ability to incur additional indebtedness.

Excluding capitalized interest, Riverwood's 1995 capital expenditures are expected to be approximately $165 million to $185 million related primarily to increasing paper production efficiencies, increasing converting capacity and producing packaging machinery. In April 1995, Riverwood announced plans to invest approximately $30 million to build a new carton converting plant in Georgia. The new carton plant is anticipated to start up in March 1996 and produce cartons for the 1996 beverage season.

As a result of recently improved economic conditions, new product introductions and share gains in certain of its businesses, Schuller is currently operating its fiberglass production facilities at or near their capacity limits. Management currently plans to increase capacity incrementally through technology and productivity innovation and capital programs designed to increase the output of existing plant facilities with minimal fixed cost growth. During the first quarter of 1995, Schuller increased the production capacity of its building insulation business with minimal capital expenditures. These expansions allowed Schuller to benefit from current market demands while building inventories for the upcoming busy season. In addition, several of Schuller's building insulation competitors have announced capacity expansion programs.

Schuller's capacity expansion programs are periodically revised to reflect changes in demand, industry capacity and the results of productivity and technology innovations. Schuller currently estimates capital spending in 1995 of approximately $100 million, half of which will be used in the capacity expansion programs described above. Capital expenditures for the three months ended March 31, 1995 totaled $20.9 million, of which approximately $11 million were attributable to capacity expansion projects. As of March 31, 1995, outstanding purchase commitments relating to these and other projects totaled $22 million. Schuller plans to fund future capital spending from existing cash balances and cash flows generated by operations.

In total, Manville's 1995 capital expenditures are expected to be approximately $265 million to $295 million, exclusive of capitalized interest.

At March 31, 1995, Schuller had $8.5 million accrued for future sampling, inspection, remediation and present and anticipated claims related to Schuller's former phenolic roofing insulation business. During 1995, Schuller expects to pay approximately $4 million to $6 million for sampling, inspection, and remediation related to its former phenolic roofing insulation business. See Note 2 to the Consolidated Financial Statements.

The Company is engaged in environmental remediation projects for properties currently owned or operated by the Company and properties divested by the Company for which responsibility was retained for preexisting conditions. In addition, the Company has been identified as a potentially responsible party at a number of non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation, and Liability Act or similar state legislation, and as such could be jointly and severally liable for remediation costs at these sites. The Company's actual final costs in some instances cannot be estimated until the remediation process is substantially completed.

Environmental law is dynamic, and as a result, costs that are unforeseeable at this time may be incurred when new laws are enacted, and/or the environmental agencies promulgate or revise regulations in furtherance of such legislation. In response to the implementation of 1990 amendments to the federal Clean Air Act and requirements of various state air emissions regulations, the Company will be obligated to monitor and reduce air emissions at its manufacturing sites. The regulations will likely require capital expenditures in the years 1995 to 2001, with most of the expenditures occurring in the latter part of that time frame. Because many of the anticipated regulations have not yet been proposed, neither the costs nor timing of compliance can be reasonably estimated at this time. In addition, the federal Environmental Protection Agency has issued new proposed regulations for the pulp and paper industry (the "Proposed Regulations"). It is expected that the earliest time for industry compliance with the Proposed Regulations should not be prior to the first quarter of 2000. At this time, Riverwood estimates capital spending that may be required to comply with the Proposed Regulations could be between $20 million and $40 million to be spent over a three-year period beginning in 1997.

The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that to the extent additional costs may be incurred that might exceed the accrued amounts, such amounts are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

The Company believes that with its current cash position and existing credit facilities, cash generated from operations, proceeds from the sale of nonstrategic assets, and access to private and public capital markets, it can adequately fund normal debt service requirements, its planned capital spending program, environmental compliance and its other commitments.

RELATIONSHIP OF MANVILLE TO THE PERSONAL INJURY TRUST

The PI Trust owns approximately 78 percent of Manville's Common Stock. The PI Trust is an irrevocable trust formed under the laws of the State of New York, pursuant to a trust agreement dated as of November 28, 1988, as amended (the "Trust Agreement"), to implement certain portions of the Company's Second Amended and Restated Plan of Reorganization (the "Plan"), in particular, those relating to the settlement of asbestos health claims against Manville and certain of its affiliates. As the owner of approximately 78 percent of Manville's Common Stock, the PI Trust has effective voting control over the Company, including the power to nominate and elect Manville directors as the trustees of the PI Trust determine. Three trustees of the PI Trust currently serve as members of Manville's Board of Directors.

In furtherance of its purposes under the Trust Agreement of enhancing and preserving its trust estate and providing compensation to bona fide asbestos health claimants, the PI Trust has an interest in maximizing the value of, and at times increasing the liquidity of, its investment in the Company. The PI Trust may from time to time consider and discuss with management various means by which the Company might seek to maximize stockholder value and enhance stockholder liquidity. The Company conducts all negotiations with the PI Trust on an arm's-length basis, with both parties being represented by their own legal and financial advisors. Significant transactions with the PI Trust are reviewed by the Board of Directors, after consultation with appropriate external advisors and experts, to determine that the transactions are fair. In addition, the Audit Committee of the Board of Directors reviews the accounting treatment for such transactions.

Beginning in 1992, the Company became obligated under the Plan to pay annually to the PI Trust 20 percent of net earnings (adjusted as specified in the definition of "Profits" in the Amended and Restated Supplemental Agreement between the PI Trust and Manville). Payments are due each year based on the prior year's net earnings. The profit sharing obligation will continue for as long as the PI Trust is in existence. After termination of the PI Trust, an independent profit sharing obligation on the same terms arises in favor of Manville Property Damage Settlement Trust, if it is in existence after the termination of the PI Trust. Based upon a review of the existing and potential claims facing the two trusts, the Company believes that the profit sharing, for all practical purposes, will be payable in perpetuity unless the Company and one or both of the trusts agree to a restructuring or modification of the profit sharing obligation at some future date. The Company paid $18.3 million to the PI Trust in April 1995 related to 1994 profit sharing.

ADDITIONAL INFORMATION

On April 17, 1995, the Company announced that it is exploring strategic alternatives which may be available with respect to its investment in Riverwood. These alternatives may include the possible sale or other disposition of its investment. No decision has been made to enter into any transaction, or as to what form any such transaction might take. Moreover, any sale by the Company of its investment in Riverwood or any other transaction involving the sale or merger of Riverwood would require, among other things, resolution of a number of issues relating to contractual relationships between the Company and the PI Trust. The PI Trust has stated that it supports Manville's exploration of its strategic alternatives.

Additional information regarding the Company's accounting policies, operations, financial position, reorganization proceedings and the PI Trust is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.

                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.


ITEM 2.  CHANGES IN SECURITIES.

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 5.  OTHER INFORMATION.

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Exhibit 15, Letter of Coopers and Lybrand L.L.P.

         Exhibit 27.1, Financial Statement Schedules, dated as of December 31, 1994.

         Exhibit 27.2, Financial Statement Schedules, dated as of March 31,
         1995.


(b)      Reports on Form 8-K.

         Not applicable.

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



                                             MANVILLE CORPORATION
                                             --------------------
                                             (Registrant)



Date:  May 12, 1995                  By:     /s/  R. B. Von Wald
                                             --------------------------------
                                                  R. B. Von Wald
                                                  Senior Vice President,
                                                  General Counsel and Secretary




Date:  May 12, 1995                  By:     /s/  Robert E. Cole
                                             --------------------------------
                                                  Robert E. Cole
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                             EXHIBIT DESCRIPTION                                          PAGE
- -----------                             -------------------                                          ----
15                                Letter of Coopers & Lybrand L.L.P.

27.1                              Financial Data Schedule dated 12/31/94

27.2                              Financial Data Schedule dated 3/31/95