Form 10-Q
period 1995-06-30
MANVILLE CORP
filed 1995-08-11
CIK 355473

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995
                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                        Commission file number 1-8247

                             MANVILLE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                      84-0856796
 -------------------------------                      -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                               717 17th Street
                           Denver, Colorado  80202
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (303) 978-2000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No      .
    -----      -----

        At August 9, 1995, 122,928,549 shares of the registrant's common stock were outstanding.

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

                             MANVILLE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of dollars)
                                 (Unaudited)

                                                                                         June 30,             December 31,
ASSETS                                                                                     1995                      1994
- -------------------------------------------------------------------------------------------------------------------------
Current Assets
   Cash and equivalents                                                               $  183,495               $  322,003
   Marketable securities, at cost which
      approximates market                                                                 62,145                   20,311
   Receivables, net of allowances                                                        394,455                  335,772
   Inventories                                                                           254,966                  212,774
   Prepaid expenses                                                                       28,992                   28,015
   Deferred tax assets                                                                    42,898                   44,854
                                                                                      -----------------------------------
      Total Current Assets                                                               966,951                  963,729

Property, Plant and Equipment,
   net of accumulated depreciation
   and depletion of $1,044,694 and
   $963,603, respectively                                                              2,128,645                2,063,557
Deferred Tax Assets                                                                      254,989                  281,874
Other Assets                                                                             513,257                  490,451
                                                                                      -----------------------------------
                                                                                      $3,863,842               $3,799,611
=========================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                             MANVILLE CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                            (Thousands of dollars)
                                 (Unaudited)


                                                                                         June 30,             December 31,
LIABILITIES                                                                                 1995                     1994
- -------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts and notes payable                                                          $  308,071               $  295,510
  Compensation and employee benefits                                                     156,814                  157,574
  Income taxes                                                                            28,594                   28,739
  Other accrued liabilities                                                              114,855                  130,748
                                                                                      -----------------------------------
    Total Current Liabilities                                                            608,334                  612,571

Long-Term Debt, less current portion                                                   1,404,786                1,423,995
Postretirement Benefits Other Than Pensions                                              247,538                  243,986
Deferred Income Taxes and Other Noncurrent
  Liabilities                                                                            372,801                  359,978
                                                                                      -----------------------------------
                                                                                       2,633,459                2,640,530
                                                                                      -----------------------------------

Profit Sharing Obligation (Note 2)
Commitments and Contingencies (Note 2)
Minority Interest in Consolidated
  Subsidiary                                                                             101,652                   95,610

STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------------------------------
Cumulative Preference Stock, Series B                                                    178,638                  178,638
Common Stock                                                                               1,228                    1,228
Treasury Stock, at cost                                                                     (856)                    (407)
Capital in Excess of Par Value                                                         1,012,341                1,011,310
Unearned Restricted Stock Compensation                                                    (4,648)                  (6,013)
Accumulated Deficit                                                                      (80,033)                (130,394)
Pension Liability Adjustment                                                                (435)                    (435)
Cumulative Currency Translation
  Adjustment                                                                              22,496                    9,544
                                                                                      -----------------------------------
                                                                                       1,128,731                1,063,471
                                                                                      -----------------------------------
                                                                                      $3,863,842               $3,799,611
=========================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                             MANVILLE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           AND ACCUMULATED DEFICIT
               (Thousands of dollars, except per share amounts)
                                 (Unaudited)

                                                                       Three Months                             Six Months
                                                                     Ended June 30,                          Ended June 30,
                                                       --------------------------------------------------------------------
INCOME                                                      1995               1994                 1995               1994
- ---------------------------------------------------------------------------------------------------------------------------
Net Sales                                              $ 720,316          $ 637,165           $1,361,893         $1,168,842
Cost of Sales                                            532,470            477,838            1,004,919            889,588
Selling, General and
   Administrative                                         85,573             68,395              154,282            130,293
Research, Development
   and Engineering                                        10,170              9,642               20,504             18,506
Other Income (Loss), net                                  (2,462)            (3,937)              (8,797)            (8,155)
                                                       --------------------------------------------------------------------
Income from Operations                                    89,641             77,353              173,391            122,300
Interest Income                                            4,331              2,166                9,096              4,337
Interest Expense                                          38,655             34,213               77,130             66,150
Profit Sharing Expense
   (Note 2)                                                8,071              5,233               15,558              7,310
                                                       --------------------------------------------------------------------
Income before Income Taxes                                47,246             40,073               89,799             53,177
Income Taxes                                              21,473             17,370               40,409             22,628
                                                       --------------------------------------------------------------------
Income before Equity in
  Earnings of Affiliate
  and Minority Interest                                   25,773             22,703               49,390             30,549
Equity in Earnings of
  Affiliate, net of taxes                                 10,913                                  18,653
Minority Interest in
   Consolidated Subsidiary                                (3,195)            (2,042)              (5,221)            (2,502)
                                                       --------------------------------------------------------------------
Net Income                                                33,491             20,661               62,822             28,047
Preference Stock Dividends                                (6,230)            (6,230)             (12,461)           (12,461)
                                                       --------------------------------------------------------------------
Net Income Applicable to
   Common Stock                                        $  27,261          $  14,431           $   50,361         $   15,586
===========================================================================================================================

ACCUMULATED DEFICIT
- ---------------------------------------------------------------------------------------------------------------------------
Accumulated Deficit at
   Beginning of Period                                 $(107,294)         $(141,312)          $ (130,394)        $ (142,467)
Net Income                                                33,491             20,661               62,822             28,047
Preference Stock Dividends                                (6,230)            (6,230)             (12,461)           (12,461)
                                                       --------------------------------------------------------------------
Accumulated Deficit at
   End of Period                                       $ (80,033)         $(126,881)          $  (80,033)        $ (126,881)
- ---------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON
  SHARE (AFTER PREFERENCE
  STOCK DIVIDENDS)
- ---------------------------------------------------------------------------------------------------------------------------
Primary:
Net Income Applicable to
   Common Stock                                             $.22               $.12                 $.41               $.13
===========================================================================================================================
Fully Diluted:
Net Income Applicable to
  Common Stock                                              $.22               $.12                 $.40               $.13
===========================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                             MANVILLE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of dollars)
                                 (Unaudited)

                                                                                                                  Six Months
                                                                                                               Ended June 30,
                                                                                                 ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                 1995              1994
- ----------------------------------------------------------------------------------------------------------------------------
Net income(before Preference Stock Dividends)                                                    $  62,822         $  28,047
Non-cash items included in net income:
   Depreciation, depletion and amortization                                                         75,328            73,750
   Deferred taxes                                                                                   26,408            10,260
   Roofing guarantee income                                                                          3,855             2,306
   Pensions and postretirement benefits expense                                                     14,778            13,785
   Provision for furnace rebuild                                                                     4,196             4,255
   Interest expense                                                                                    873
   Profit sharing expense                                                                           15,558             7,310
   Translation loss                                                                                                    4,432
   Equity in earnings of affiliate, net of dividends                                               (16,924)
   Minority interest in net income of
     consolidated subsidiary                                                                         5,221             2,502
   Other, net                                                                                        4,199             7,425
Profit sharing paid                                                                                (18,259)          (12,933)
(Increase) decrease in current assets:
   Receivables                                                                                     (48,130)          (48,368)
   Inventories                                                                                     (35,120)            4,771
   Prepaid expenses                                                                                   (136)           (6,739)
Increase (decrease) in current liabilities:
   Accounts payable                                                                                  1,840            (8,526)
   Compensation and employee benefits                                                              (10,087)          (13,562)
   Income taxes                                                                                        240              (573)
   Other accrued liabilities                                                                       (14,475)           10,154
Decrease in postretirement benefits
   other than pensions                                                                              (6,770)           (4,239)
Decrease in other noncurrent liabilities                                                            (2,373)           (6,950)
                                                                                                 ---------------------------
   Net cash provided by operating activities                                                        63,044            67,107
                                                                                                 ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
- ----------------------------------------------------------------------------------------------------------------------------
Purchases of property, plant and equipment                                                        (128,998)         (162,662)
Proceeds from sales of assets                                                                       16,791            35,514
Proceeds from sales of held-to-maturity
  marketable securities                                                                             42,630           109,993
Purchases of held-to-maturity marketable
  securities                                                                                       (84,463)          (72,728)
Increase in other assets                                                                              (391)          (25,413)
                                                                                                 ---------------------------
   Net cash used in investing activities                                                          (154,431)         (115,296)
                                                                                                 ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
- ----------------------------------------------------------------------------------------------------------------------------
Issuance of debt                                                                                    11,234            48,438
Payments on debt                                                                                   (47,242)          (44,572)
Dividends on Preference Stock                                                                      (12,461)          (10,384)
Dividends to minority stockholders of
   consolidated subsidiary                                                                            (979)             (968)
Treasury stock                                                                                        (449)             (407)
Other stock transactions                                                                             2,175
                                                                                                 ---------------------------
   Net cash used in financing activities                                                           (47,722)           (7,893)
                                                                                                 ---------------------------
Effect of Exchange Rate Changes on Cash                                                                601               165
                                                                                                 ---------------------------
Net Decrease in Cash and Equivalents                                                              (138,508)          (55,917)
Cash and Equivalents at Beginning of Period                                                        322,003           153,093
                                                                                                 ---------------------------
Cash and Equivalents at End of Period                                                            $ 183,495         $  97,176
============================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                             MANVILLE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Manville Corporation is an international holding company with two principal operating subsidiaries, Riverwood International Corporation ("Riverwood") and Schuller International Group, Inc. ("Schuller"), collectively referred to as the "Company." When referring to the holding company only, Manville Corporation is defined as the "Manville holding company." The Manville holding company owns 100 percent of Schuller and approximately 81.3 percent of Riverwood.

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

The condensed consolidated financial statements as of June 30, 1995 and December 31, 1994 and for the three and six month periods ended June 30, 1995 and 1994 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles.

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

Note 1 - Inventories

The major classes of inventories were as follows:

                                                                   (Thousands of dollars)
                                                                June 30,          December 31,
                                                                   1995                   1994
                                                               -------------------------------
Finished goods                                                 $103,026              $ 83,922
Work-in-process                                                  31,859                28,517
Raw materials                                                    74,931                56,934
Supplies                                                         45,150                43,401
                                                               ------------------------------
                                                               $254,966              $212,774
                                                               ==============================


Note 2 - Commitments and Contingencies

The Company has an obligation to pay annually 20 percent of its net earnings (as adjusted) to the PI Trust. Payments to the PI Trust are due each year based on the prior year's net earnings and will continue for as long as the PI Trust is in existence. After termination of the PI Trust, an independent profit sharing obligation on the same terms arises in favor of Manville Property Damage Settlement Trust, if it is in existence after the termination of the PI Trust. Based upon a review of the existing and potential claims facing the two trusts, the Company believes that profit sharing, for all practical purposes, will be payable in perpetuity unless the Company and one or both of the trusts agree to a restructuring or modification of the profit sharing obligation at some future date. In the first half of 1995, the Company recorded $15.6 million of profit sharing expense to be paid in 1996.

Between 1988 and 1992, the Company manufactured phenolic roofing insulation which, the Company has learned, contributes to the corrosion of metal decks on which it is installed. Subsequently, the Company exited the phenolic roofing insulation business and embarked upon a voluntary sampling and inspection program of such metal decks.

Based on statistics and other information compiled from the voluntary sampling and inspection program, at June 30, 1995 the Company estimates that approximately 72 million square feet of metal roof deck were insulated with the Company's phenolic roof product, of which approximately 45 percent had been inspected. Based on the inspection and sampling program and the Company's claims experience through June 30, 1995 and assuming this experience continues into the future, approximately 1.9 million square feet of roof deck have been remediated or will require remediation. In most cases only "spot remediation" has been required to address the damage to the roof decks. However, the exact square footage of roof deck that will require remediation and the actual type and cost of such remediation are dependent upon a number of variables and cannot be determined at this time.
Through June 30, 1995, the cumulative cash expended by the Company for sampling, inspection, remediation and claims settlement was approximately $12.1 million.

At June 30, 1995, the Company's accrual for future sampling, inspection, remediation and present and anticipated claims totaled $6.6 million. This amount was computed by giving effect to information available from the Company's inspection and sampling program conducted through June 30, 1995, remediation experience, historical claims experience, the types of roofs on which phenolic insulation has been installed and the average cost of remediation, as well as the Company's assumption that its past remediation experience will continue into the future.

The Company has insurance that applies to property damage resulting from metal deck corrosion. During the first quarter of 1995, the Company and its primary insurance carrier reached a settlement regarding the extent of coverage. Under the terms of a confidential settlement agreement, the Company's insurance carrier will reimburse the Company for a portion of certain phenolic- related costs. The insurance carrier's portion of costs under the settlement agreement is expected to exceed the $7 million receivable previously recorded by the Company for future expected recoveries.

Based upon the Company's settlement agreement with its primary insurance carrier and the experience, information and assumptions referred to above, in management's opinion the range of the Company's portion of the ultimate gross loss with respect to sampling, inspection, remediation and claims settlement in excess of amounts previously accrued is between zero and $20 million.

In 1993, the Company filed a lawsuit against the former owner of the phenolic roofing insulation business. Subsequent to June 30, 1995, the Company and the former owner of the business reached a settlement with respect to this litigation.

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

Environmental law is dynamic, and as a result, costs that are unforeseeable at this time may be incurred when new laws are enacted and when environmental agencies promulgate or revise regulations in furtherance of such legislation. In response to the implementation of the 1990 amendments to the federal Clean Air Act and requirements of various state air emissions regulations, the Company will be obligated to monitor emissions at its manufacturing sites. Because many of the anticipated regulations have not yet been proposed, neither the costs nor timing of compliance can be reasonably anticipated at this time. Provisions of the 1990 amendments and the related regulations will likely require capital expenditures in the years 1995 to 2001, with most of the expenditures occurring in the latter part of that time frame. In addition, the federal Environmental Protection Agency will soon issue new proposed regulations for the pulp and paper industry, although it is expected that the earliest time for industry compliance with these proposed regulations should not be prior to the first quarter of 2000. At this time, Riverwood estimates capital spending that may be required to comply with the pulp and paper industry proposed regulations could be between $20 million and $40 million to be spent over a three-year period beginning in 1997.

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

Exclusive of the tax benefit on the Swedish tax law change, the Company's tax rates for the first six months of 1995 and 1994 were 45 percent and 44 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to higher foreign effective tax rates and U.S. state and local taxes.

Note 4 - Earnings Per Common Share

For the second quarter of 1995, primary and fully diluted earnings per common share amounts were based on 124,684,000 and 125,301,000 weighted average common equivalent shares outstanding, respectively. Primary and fully diluted earnings per common share amounts for the first six months of 1995 were based on 123,774,000 and 125,303,000 weighted average common equivalent shares outstanding, respectively.

The 1994 second quarter primary and fully diluted earnings per common share amounts were based on 122,321,000 and 122,312,000 weighted average common equivalent shares outstanding, respectively. Primary and fully diluted earnings per common share amounts for the first six months of 1994 were based on 122,408,000 weighted average common equivalent shares outstanding.

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

Note 6 - Business Segment Information


                                                                              (Thousands of dollars)
Manville Corporation                                                                    Three Months
Consolidated Major Business Segments                                                  Ended June 30,
                                                                             1995               1994
- ----------------------------------------------------------------------------------------------------
Net Sales
- ----------------------------------------------------------------------------------------------------
Riverwood International:
  Coated Board System                                                    $272,338           $211,397
  Containerboard                                                           56,514             65,420
  U.S. Timberlands/Wood Products                                           42,866             42,285
  Corporate and Eliminations                                               (5,453)            (5,107)
- ----------------------------------------------------------------------------------------------------
                                                                          366,265            313,995
- ----------------------------------------------------------------------------------------------------

Schuller International:
  Building Products                                                       198,335            185,933
  Engineered Products                                                     162,374            144,330
  Corporate and Eliminations                                               (6,658)            (7,092)
- ----------------------------------------------------------------------------------------------------
                                                                          354,051            323,171

Manville Corporate and Eliminations                                                               (1)
- ----------------------------------------------------------------------------------------------------

Total Company Net Sales                                                  $720,316           $637,165
====================================================================================================


Income (Loss) From Operations
- ----------------------------------------------------------------------------------------------------
Riverwood International:
  Coated Board System                                                    $ 30,248           $ 31,359
  Containerboard                                                           11,962              1,222
  U.S. Timberlands/Wood Products                                           14,502             14,453
  Corporate and Eliminations                                              (20,062)            (6,255)
- ----------------------------------------------------------------------------------------------------
                                                                           36,650             40,779
- ----------------------------------------------------------------------------------------------------

Schuller International:
  Building Products                                                        34,587             29,540
  Engineered Products                                                      31,611             21,898
  Corporate and Eliminations                                               (7,560)            (9,963)
- ----------------------------------------------------------------------------------------------------
                                                                           58,638             41,475

Manville Corporate and Eliminations                                        (5,647)            (4,901)
- ----------------------------------------------------------------------------------------------------

Total Company Income from
  Operations                                                             $ 89,641           $ 77,353
====================================================================================================

Net sales included in Corporate and Eliminations relate primarily to the elimination of intersegment sales (at prices approximating market).

                                                                               (Thousands of dollars)
Manville Corporation                                                                      Six Months
Consolidated Major Business Segments                                                   Ended June 30,
                                                                             1995               1994
- ----------------------------------------------------------------------------------------------------
Net Sales
- ----------------------------------------------------------------------------------------------------
Riverwood International:
  Coated Board System                                                  $  490,628         $  381,349
  Containerboard                                                          115,207            129,841
  U.S. Timberlands/Wood Products                                           83,902             76,811
  Corporate and Eliminations                                              (10,296)            (9,098)
- ----------------------------------------------------------------------------------------------------
                                                                          679,441            578,903
- ----------------------------------------------------------------------------------------------------

Schuller International:
  Building Products                                                       377,467            331,514
  Engineered Products                                                     318,573            270,422
  Corporate and Eliminations                                              (13,588)           (11,735)
- ----------------------------------------------------------------------------------------------------
                                                                          682,452            590,201

Manville Corporate and Eliminations                                                             (262)
- ----------------------------------------------------------------------------------------------------

Total Company Net Sales                                               $1,361,893         $1,168,842
===================================================================================================


Income (Loss) from Operations
- ----------------------------------------------------------------------------------------------------
Riverwood International:
  Coated Board System                                                  $   46,827         $   55,012
  Containerboard                                                           20,824             (5,777)
  U.S. Timberlands/Wood Products                                           30,727             26,670
  Corporate and Eliminations                                              (30,826)           (12,628)
- ----------------------------------------------------------------------------------------------------
                                                                           67,552             63,277
- ----------------------------------------------------------------------------------------------------

Schuller International:
  Building Products                                                        64,435             44,539
  Engineered Products                                                      63,812             37,253
  Corporate and Eliminations                                              (13,889)           (16,792)
- ----------------------------------------------------------------------------------------------------
                                                                          114,358             65,000

Manville Corporate and Eliminations                                        (8,519)            (5,977)
- ----------------------------------------------------------------------------------------------------

Total Company Income from
  Operations                                                           $  173,391         $  122,300
====================================================================================================

Net sales included in Corporate and Eliminations relate primarily to the elimination of intersegment sales (at prices approximating market).

Report of Independent Accountants

To the Stockholders and Directors
   of Manville Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Manville Corporation as of June 30, 1995 and the related condensed consolidated statement of income and accumulated deficit for the three month and six month periods ended June 30, 1995 and 1994 and condensed consolidated statement of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



Denver, Colorado
August 11, 1995

ITEM 2.

                             MANVILLE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Manville Corporation is an international holding company with two principal operating subsidiaries, Riverwood International Corporation ("Riverwood") and Schuller International Group, Inc. ("Schuller"), collectively referred to as the "Company." When referring to the holding company only, Manville Corporation is defined as the "Manville holding company." The Manville holding company owns 100 percent of Schuller and approximately 81.3 percent of Riverwood. The Company reports the results of Riverwood's and Schuller's operations in five business segments.


Riverwood reports its results in three business segments:  Coated Board
System, Containerboard and U.S. Timberlands/Wood Products. The Coated Board System segment includes the production and sale of coated board from paperboard mills in the United States and Europe; converting operations at facilities in the United States, Australia and Europe; and worldwide packaging machinery operations related to the production and sale of beverage and folding cartons. The Containerboard segment includes the production and sale of linerboard, corrugating medium and kraft paper from two paperboard mills in the United States. The U.S. Timberlands/Wood Products segment includes timberlands and operations engaged in the supply of pulpwood to the West Monroe, Louisiana mill from Riverwood's

U.S. timberlands, as well as the manufacture and sale of lumber and plywood. Prior to December 29, 1994, the Containerboard business segment included timberlands and associated containerboard mills and corrugated box plants at Igaras Papeis e Embalagens S.A. ("Igaras") in Brazil. At that date, Riverwood owned 100 percent of Igaras and included the results of operation of Igaras in the Containerboard business segment. On December 29, 1994, Riverwood sold just under 50 percent of its investment in Igaras, after first spinning off a wholly owned subsidiary to operate Riverwood's packaging machinery operations in Brazil. Subsequent to that date, Riverwood no longer consolidates Igaras, but instead reports its investment in Igaras using the equity method of accounting since Riverwood no longer controls Igaras.

In 1994, Riverwood completed a two-year construction project to convert over half of the 525,000 ton annual linerboard capacity at its Macon, Georgia, paperboard mill to coated board production (the "Macon Conversion"). With this accomplished, Riverwood's dedicated annual linerboard capacity was decreased by 275,000 tons and will gradually be replaced as Riverwood's production of coated board at the Macon mill reaches the machine's design capacity of 300,000 tons in 1996. Riverwood's coated board capacity can also be used for linerboard production when market conditions warrant.

Schuller manufactures and markets insulation for buildings and equipment, commercial roofing systems, high-efficiency air filtration media, and fibers and nonwoven mats used as reinforcements in building and industrial applications. Schuller operates 35 manufacturing facilities in the United States, Canada and Germany, and is comprised of two principal business segments: Building Products and Engineered Products. The Building Products segment consists of Schuller's building insulation business, which manufactures fiberglass wool insulation for walls and attics in residential and commercial buildings; the commercial and industrial roofing systems business, which supplies roofing membranes, insulations, accessories and related guarantees; and the mechanical insulations business, which manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications. The Engineered Products segment consists of Schuller's specialty insulations and filtration business which manufactures thermal and acoustic insulation for aircraft, appliances, automobiles and heating, ventilating and air conditioning equipment; air filtration media for commercial and industrial buildings; and microfibers for clean room air filters. The Engineered Products segment also includes Schuller's mats and fibers business which manufactures continuous filament fiberglass-based products used for reinforcing roofing, flooring, wall covering and plastic products. The mats and fibers business includes Schuller's German subsidiary, Schuller GmbH.

Financial results for the Manville holding company's interest in Stillwater Mining Company, a company engaged in the exploration, development, mining and production of palladium, platinum and associated metals, are included in Manville Corporate and Eliminations for business segment reporting purposes.

RIVERWOOD RESULTS OF OPERATIONS BY SEGMENT

Riverwood reported its results of operations in its second quarter 1995 Form 10-Q substantially as presented below.

Second Quarter 1995 Compared With Second Quarter 1994

Net sales in the second quarter of 1995 increased $52.3 million, or
16.6 percent, compared with the second quarter of 1994. Net sales in the Coated Board System segment increased $60.9 million in the second quarter of 1995, or 28.8 percent, due principally to increased volume in worldwide beverage markets and coated board open markets outside of North America. Also contributing to the higher sales level in the second quarter of 1995 were higher selling prices in coated board open markets and the effect of recent acquisitions of converting operations. These increases were partially offset by selling price pressures in international folding carton markets and by a reduction in packaging machinery leasing revenues due to the introduction of a new packaging machinery program in 1994. Net sales in the Containerboard segment in the second quarter of 1995 decreased $8.9 million, or 13.6 percent, compared with the second quarter of 1994. Excluding the operations of Igaras which were included in this business segment in the second quarter of 1994, net sales in the Containerboard segment increased $18.9 million, or 50.2 percent, primarily due to selling price increases which more than offset the volume decrease that resulted from the Macon Conversion. Net sales in the U.S. Timberlands/Wood Products segment increased by $0.6 million, or 1.4 percent, due principally to an increase in timber sales, as well as selling price increases for plywood. These increases were largely offset by lower selling prices for lumber.

Gross profit for the second quarter of 1995 increased $11.7 million, or 15.9 percent, from the second quarter of 1994. The gross profit margin remained relatively unchanged at 23.4 percent for 1995. Gross profit in the Coated Board System segment increased $5.2 million, or 9.9 percent, while its gross profit margin decreased to 21.4 percent in 1995 from 25.1 percent in 1994. Gross profit and the gross profit margin were primarily impacted by increased volume in worldwide beverage markets, increased selling prices in coated board open markets and the effects of recent acquisitions. These increases were largely offset by lower packaging machinery leasing revenues, by certain cost increases and by selling price pressures in international folding carton markets. The cost increases were principally the result of increased recycled fiber costs and higher fixed costs at the Macon mill. In the Containerboard segment, gross profit increased $7.3 million to over twice the 1994 level, while the gross profit margin increased to 24.1 percent in 1995 from 9.6 percent in 1994. Excluding the operations of Igaras, which were included in this business segment in the second quarter of 1994, gross profit increased $15.4 million from a loss in 1994. The increase in gross profit was due primarily to higher Containerboard selling prices worldwide that more than offset the increased cost of recycled fiber, higher fixed costs at the Macon mill and the volume decrease that resulted from the Macon Conversion. Gross profit in the U.S. Timberlands/Wood Products segment decreased by $0.4 million, or 3 percent, and the gross profit margin decreased to 33.5 percent from 35 percent. Lower selling prices for lumber more than offset increased timber sales, increased selling prices for plywood and lower log costs as Riverwood used a greater portion of logs from its own timberlands in the second quarter of 1995 than in the second quarter of 1994.

Total board mill shipments for the second quarters of 1995 and 1994, including shipments to Riverwood's integrated converting plants and including 88,000 tons of Containerboard shipments from Igaras in 1994, were as follows:

                                                               (In thousands of tons)
                                                            1995                     1994
                                                           ------------------------------
Coated Board                                               275.5                    232.3
Containerboard                                             121.0                    243.2
                                                           ------------------------------
                                                           396.5                    475.5
                                                           ==============================

Excluding the stock-based compensation and accrued expenses discussed below and the operations of Igaras, which were reported on a consolidated basis in the second quarter of 1994, selling, general and administrative expenses increased $4.9 million, or 17.7 percent while net sales increased 28 percent. The increase in selling, general and administrative expenses was primarily due to increases in selling, marketing and administrative expenses to penetrate worldwide coated board markets. Additionally, other costs and expenses associated with stock-based compensation plans and accrued expenses related to Riverwood's review of strategic alternatives for the second quarter of 1995 increased $13.1 million from the second quarter of 1994. The closing price of Riverwood's common stock traded on the New York Stock Exchange increased from $19.00 per share at the end of the first quarter of 1995 to $23.25 per share at the end of the second quarter of 1995, resulting in an increase in stock-based compensation expense. Research, development and engineering expenses remained relatively unchanged at $2.3 million for the second quarter of 1995.

Other income (loss), net, decreased $1.2 million to a net loss of $0.4 million in the second quarter of 1995, resulting primarily from higher net exchange losses on foreign currency transactions and lower income from oil and gas mineral rights, offset in part by a gain on the sale of certain timberlands.

Income from operations in the second quarter of 1995 decreased $4.1 million, or 10.1 percent, compared with the second quarter of 1994, while the operating margin as a percent of net sales decreased to 10 percent from 13 percent. The Coated Board System segment's income from operations decreased $1.1 million, or 3.5 percent, to $30.2 million in the second quarter of 1995, and the operating margin decreased to 11.1 percent from 14.8 percent. In addition to manufacturing-related cost increases and lower packaging machinery leasing revenues, increased volume and selling prices in certain coated board markets were more than offset by increases in selling, marketing and administrative expenses incurred to penetrate worldwide coated board markets and higher net exchange losses on foreign currency transactions. Income from operations in the Containerboard segment increased $10.7 million to $12 million in the second quarter of 1995 from the second quarter of 1994. Excluding the operations of Igaras, which were included in this business segment in the second quarter of 1994, income from operations increased $15.8 million from the second quarter of 1994, due principally to increased selling prices that more than offset cost increases in recycled fiber, higher fixed costs and the decrease in containerboard volume at the Macon mill. Income from operations in the U.S. Timberlands/Wood Products segment remained unchanged at $14.5 million in the second quarter of 1995, and the operating margin decreased to 33.8 percent from 34.2 percent in the second quarter of 1994 due principally to lower selling prices for lumber, offset in part by a gain on the sale of timberlands.

Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on net sales, gross profit, operating expenses or income from operations of Riverwood or any of its business segments during the second quarter of 1995 when compared to the same period of 1994.

First Six Months of 1995 Compared With First Six Months of 1994

Net sales in the first six months of 1995 increased $100.5 million, or
17.4 percent, compared with the same period of 1994. Net sales in the Coated Board System segment increased $109.3 million in the first half of 1995, or
28.7 percent, due principally to increased worldwide volume in all coated board markets, as well as increased selling prices in coated board open markets and the effect of recent acquisitions. These increases were partially offset by pricing pressures in international folding carton markets and by lower packaging machinery leasing revenues. Net sales in the Containerboard segment in the first six months of 1995 decreased $14.6 million, or 11.3 percent, compared with the first six months of 1994. Excluding the operations of Igaras which were included in this business segment in 1994, net sales in the Containerboard segment increased $37.3 million, or 47.8 percent, primarily due to selling price increases which more than offset the volume decrease that resulted from the Macon Conversion. Net sales in the U.S. Timberlands/Wood Products segment increased by $7.1 million, or 9.2 percent, due principally to an increase in timber sales, increased volume for lumber and plywood and selling price increases for plywood. These increases were partially offset by lower selling prices for lumber.

Gross profit for the first six months of 1995 increased $22.7 million, or 17.2 percent, from the first six months of 1994. The gross profit margin remained constant at 22.8 percent. Gross profit in the Coated Board System segment increased $3.2 million, or 3.3 percent, while its gross profit margin decreased to 20.5 percent from 25.5 percent. Higher volume in worldwide coated board markets, the effects of recent acquisitions and selling price increases in coated board open markets were largely offset by certain cost increases and lower packaging machinery revenues. The cost increases were principally the result of increased recycled fiber costs and higher fixed costs at the Macon mill. In the Containerboard segment, gross profit increased $16.1 million to almost three times the 1994 amount, while the gross profit margin increased to 21 percent from 6.2 percent. Excluding the operations of Igaras, which were included in this business segment in 1994, gross profit increased $29.3 million from a loss in 1994. The increase in gross profit was due primarily to higher containerboard selling prices worldwide that more than offset the increased cost of recycled fiber and the volume decrease that resulted from the Macon Conversion. Gross profit in the U.S. Timberlands/Wood Products segment increased by $3.9 million, or 14.1 percent, and the gross profit margin increased to 37.3 percent from 35.7 percent. In addition to volume increases for plywood and lumber, and selling price increases for plywood, gross profit and the gross profit margin in this business segment increased due to lower raw materials costs as Riverwood used a greater portion of logs from its own timberlands in the first six months of 1995 compared to the first half of 1994. These increases were partially offset by lower selling prices for lumber.

Total board mill shipments for the first six months of 1995 and 1994, including shipments to Riverwood's integrated converting plants and including 169,400 tons of containerboard shipments from Igaras in 1994, were as follows:

                                                               (In thousands of tons)
                                                            1995                     1994
                                                           ------------------------------
Coated Board                                               527.5                    416.2
Containerboard                                             250.5                    486.8
                                                           ------------------------------
                                                           778.0                    903.0
                                                           ==============================

Excluding the stock-based compensation and accrued expenses discussed below and the operations of Igaras, which were reported on a consolidated basis in 1994, selling, general and administrative expenses increased $6.3 million, or 11.2 percent, while net sales increased 28.9 percent. The increase in selling, general and administrative expenses was primarily due to increases in selling, marketing and administrative expenses to penetrate worldwide coated board markets. Additionally, other costs and expenses associated with stock-based compensation plans and accrued expenses related to Riverwood's review of strategic alternatives for the first six months of 1995 increased $15.5 million from the first six months of 1994. The closing price of Riverwood's common stock traded on the New York Stock Exchange increased from $15.625 per share at December 31, 1994, to $23.25 per share at the end of the second quarter of 1995, resulting in an increase in stock-based compensation expense. Research, development and engineering expenses increased by $1.6 million to $6.2 million, primarily due to a higher level of packaging machinery engineering costs associated with expanding packaging machinery operations.

Other income (loss), net, decreased $1.7 million to a net loss of $2.2 million in the first six months of 1995, resulting primarily from higher net exchange losses on foreign currency transactions and lower income from oil and gas mineral rights, offset in part by a gain on the sale of certain timberlands.

Income from operations in the first six months of 1995 increased $4.3 million, or 6.8 percent, compared with the first six months of 1994, while the operating margin as a percent of net sales decreased to 9.9 percent from 10.9 percent. The Coated Board System segment's income from operations decreased $8.2 million, or 14.9 percent, to $46.8 million in the first six months of 1995, and the operating margin decreased to 9.5 percent from 14.4 percent. In addition to manufacturing-related cost increases and lower packaging machinery leasing revenues, increased worldwide coated board volume and higher selling prices in coated board open markets were more than offset by increases in selling, marketing and administrative expenses incurred to penetrate worldwide coated board markets and higher net exchange losses on foreign currency transactions. Income from operations in the Containerboard segment increased $26.6 million to $20.8 million in the first six months of 1995 from a loss of $5.8 million in the first half of 1994. Excluding the operations of Igaras, which were included in this business segment in 1994, income from operations increased $32.3 million from the first six months of 1994, due principally to increased selling prices that more than offset cost increases in recycled fiber and the decrease in containerboard volume at the Macon mill. Income from operations in the U.S. Timberlands/Wood Products segment increased $4.1 million, or 15.2 percent, in the first six months of 1995, and the operating margin increased to 36.6 percent from 34.7 percent in the first six months of 1994. These increases were due principally to increased lumber, plywood and pulpwood volume, increased plywood selling prices and lower log costs, as Riverwood used a greater portion of logs from its own timberlands in the first six months of 1995 than in the same period of 1994. These increases were partially offset by lower selling prices for lumber and a decrease in income from oil and gas mineral rights.

Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on net sales, gross profit, operating expenses or income from operations of Riverwood or any of its business segments for the six months ended June 30, 1995.

SCHULLER RESULTS OF OPERATIONS BY SEGMENT

Schuller reported its results of operations in its second quarter 1995 Form 10-Q substantially as presented below.

Second Quarter 1995 Compared With Second Quarter 1994

Income from operations for the second quarter of 1995 increased $17 million, or 41 percent, and net sales increased $31 million, or 10 percent, compared with the same period of 1994. Gross profit for the second quarter of 1995 increased $17 million, or 20 percent, compared with the second quarter of 1994. The year-over-year improvement in operating results for substantially all of Schuller's business operations reflects increased commercial and industrial construction activity.

In the Building Products segment income from operations increased $5 million, or 17 percent, and net sales increased $12 million, or 7 percent, compared with the same period of 1994. Operating results of the building insulation business reflected increased sales which were primarily attributable to higher selling prices. Sales volume increased slightly as increases in the commercial and industrial construction markets were offset by declines in housing starts in the U.S. and Canada. The mechanical insulations business reported improved operating results due to increased U.S. non-residential construction and market share gains as a result of a competitor's exit from this market. Operating results of the roofing systems business reflected higher volumes from increased U.S. commercial and industrial construction activity, offset by the increased cost of certain raw materials and startup costs associated with new equipment.

In the Engineered Products segment income from operations increased $10 million, or 44 percent, and net sales increased $18 million, or 13 percent, compared with the same period of 1994. The increase was primarily attributable to Schuller's mats and fibers business, which experienced increased sales volume and higher selling prices, reflecting higher levels of U.S. and European construction activity. The industry continued to operate at full capacity which also contributed to improved pricing in most markets. In addition, the weakening of the U.S. dollar against the German mark resulted in higher reported U.S. dollar income from operations in the German mats and fibers business. Operating profits in the filtration business reflected continued strong demand for Schuller's microfibers used in high-efficiency air filtration and battery separators. In the specialty insulations business operating profits were flat reflecting weakness in the automotive market.

Other operating expenses include selling, general, administrative, research, development and engineering expenses. These expenses increased $2 million during the quarter and remained constant as a percentage of net sales at 12 percent compared with the same period of 1994.

Other loss for the second quarter of 1995 decreased $2 million from $5 million recorded in the second quarter of 1994, which included $3 million for the 1994 write-down of excess leased office space.

First Six Months of 1995 Compared With First Six Months of 1994

Schuller reported an increase in income from operations of $49 million, or 76 percent, and an increase in net sales of $92 million, or 16 percent, for the six months ended June 30, 1995 compared with the same period of 1994. Gross profit for the period increased $55 million, or 37 percent.

The Building Products segment reported an increase in income from operations of $20 million, or 45 percent, and an increase in net sales of $46 million, or 14 percent, compared with the same period of 1994. This segment's businesses benefited from increases in both commercial and residential construction during the first half of 1995 compared with the same period of 1994. Strong demand coupled with the building insulation industry operating at or near full capacity resulted in substantial price increases and improved operating results in the building insulation business. Sales volume also increased as a result of these market conditions and technological improvements which were made during the first half of the year to increase production capacity. The mechanical insulations business reported improved operating results due primarily to higher sales volume, as a result of increased commercial and industrial construction activity. In the roofing systems business operating results for the first half of the year were comparable to those reported for the same period of 1994, as higher sales volumes from increased commercial and industrial construction were almost entirely offset by the increased cost of certain raw materials and startup costs associated with new equipment.

The Engineered Products segment reported an increase in income from operations of $27 million, or 71 percent, and an increase in net sales of $48 million, or 18 percent, compared with the same period of 1994.
The increase was primarily attributable to Schuller's mats and fibers business, which experienced increased sales volume and higher selling prices, reflecting higher levels of U.S. and European construction activity, as well as the continuing high capacity utilization of continuous filament glass. In addition, the weakening of the U.S. dollar against the German mark resulted in higher reported U.S. dollar income from operations in the German mats and fibers business. Operating results of Schuller's specialty insulations and filtration businesses also increased during the first half of 1995 compared with 1994 reflecting continued strong demand for Schuller's microfibers.

Other operating expenses increased $6 million during the first six months of 1995 and decreased as a percentage of net sales to 12 percent in 1995 from 13 percent in 1994.

Other loss totalled $8 million for the first six months of 1995 and 1994. Other loss reported for 1995 included $3 million for additional legal costs incurred and anticipated in connection with litigation against the former owner of the phenolic roofing insulation business, while amounts reported in 1994 included $3 million for the write-down of excess leased office space.

TOTAL COMPANY RESULTS

Total Company net sales in the second quarter of 1995 increased $83.2 million, or 13.1 percent, from the second quarter of 1994 and increased $193.1 million, or 16.5 percent, in the first six months of 1995 over the same period of 1994. Income from operations increased $12.3 million to $89.6 million in the second quarter and increased $51.1 million to $173.4 million for the first six months of 1995 over the same periods of 1994.

Compared with the corresponding periods of 1994, interest income for the second quarter and first six months of 1995 increased by $2.2 million and $4.8 million, respectively, primarily due to higher average cash and marketable securities balances and higher interest rates during 1995.

Interest expense increased $4.4 million to $38.7 million for the second quarter of 1995 and increased $11 million to $77.1 million for the first six months of 1995 over the corresponding periods of 1994. During the second quarter and first six months of 1995, the Company capitalized interest totaling $1.5 million and $2.3 million, respectively, on construction projects. During the second quarter and first six months of 1994 the Company capitalized interest totaling $6.8 million and $12.9 million, respectively, of which the majority was capitalized in connection with the Macon Conversion, which was completed in late 1994. Gross interest expense incurred, before capitalization of interest, was $79.5 million for the first six months of 1995, a slight increase when compared with $79 million for the same period in 1994.

Profit sharing expense for the second quarters of 1995 and 1994 totaled
$8.1 million and $5.2 million, respectively. Year-to-date profit sharing expense for 1995 totaled $15.6 million compared with $7.3 million for the same period in 1994, an increase of $8.2 million. Both the quarterly and year-to-date increases in profit sharing expense are principally due to higher operating income in 1995 over 1994.

In the first quarter of 1994, the Company recognized a deferred tax benefit of $0.8 million primarily related to a tax law change in Sweden that reduced the statutory Swedish federal tax rate to 28 percent from 30 percent.


Exclusive of the tax benefit on the Swedish tax law change, the Company's tax rates for the first six months of 1995 and 1994 were 45 and 44 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to higher foreign effective tax rates and U.S. state and local taxes.

The Company's equity in earnings of affiliate, which was $10.9 million and $18.7 million for the second quarter and first six months of 1995, respectively, is comprised of Riverwood's proportionate share of the net earnings of Igaras.

Net income applicable to common stock for the second quarter of 1995 increased $12.8 million to $27.3 million from the same period in 1994. Year-to-date net income applicable to common stock for 1995 increased $34.8 million to $50.4 million from the same period in 1994.

Primary and fully diluted earnings per common share for the second quarter of 1995 were both $0.22 as compared with primary and fully diluted earnings per common share of $0.12 each for the same period in 1994. Primary earnings per common share for the six month periods ended June 30, 1995 and 1994 were $0.41 and $0.13, respectively. Fully diluted earnings per common share for the six month periods ended June 30, 1995 and 1994 were $0.40 and $0.13, respectively. Earnings per common share amounts were calculated after deducting preference stock dividends.

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

Riverwood's ability to generate cash in 1995 and beyond is dependent upon funds generated from operations, including the flow of funds from subsidiaries.
While Igaras has strong liquidity, Riverwood shares control of Igaras with its joint venture partner and future dividend payments from Igaras, if any, would be subject to restrictions in the joint venture agreement and would reflect only Riverwood's remaining interest of just over 50 percent.

Riverwood's cash flows from operations are influenced by selling prices and costs and are subject to moderate seasonality with demand usually increasing in the spring and summer. Riverwood's beverage carton products historically have experienced stable pricing while folding cartons and open market coated board sold to folding carton markets have experienced some moderate cyclical pricing. Linerboard and wood products prices have also experienced cyclicality. Linerboard prices increased significantly during the first six months of 1995 compared with the first six months of 1994. The cost of recycled fiber used in Riverwood's paperboard production has also increased in 1995 compared with 1994. Riverwood implemented a U.S. linerboard price increase of $50 per ton beginning April 1, 1995, and increases in the price of its open market coated board grades by $50 per ton beginning June 12, 1995. The U.S. Timberlands/Wood Products segment has experienced higher prices for plywood and lower prices for lumber in the first six months of 1995 compared with the same period of 1994.

Schuller's cash flows generated by operating activities are primarily influenced by sales volume and sales pricing which have historically experienced cyclicality due to macroeconomic factors affecting residential and commercial construction markets. In addition, changes in Schuller's inventory and accounts receivable balances reflect changes in actual and anticipated sales levels. Lower inventory balances at the beginning of 1995, resulting from strong 1994 sales, coupled with technological improvements which increased production capacity during the first half of 1995 resulted in a larger increase in inventories during the first half of 1995 than was reported for the same period of 1994. In addition, unseasonably strong sales during the first quarter of 1995 were comparable to the prior quarter resulting in a smaller increase in accounts receivable than was reported for the first six months of 1994.

During the first half of 1995, most of Schuller's businesses benefited from higher sales volume while Schuller's building insulation and mats and fibers businesses also benefited from higher pricing. In the building insulation business, sales volume for the second quarter of 1995 reflected declines in residential housing starts in the U.S. and Canada which were offset by increased commercial and industrial construction and the use of more insulation as a result of continued energy conservation trends. Schuller estimates that approximately half of its annual sales are made to commercial and industrial construction markets, while approximately one-third are made to residential markets, and the remainder are made to original equipment manufacturers. Although 1995 U.S. housing starts are expected to decline slightly from 1994 levels, energy conservation trends, repair and remodel activity and growing commercial activity may offset the effects of such a decline.

Riverwood paid quarterly cash dividends of $0.04 per share on its common stock during the first and second quarters of both 1995 and 1994. As a result, the Manville holding company received $2 million during both the second quarters of 1995 and 1994 and $4 million in the first six months of 1995 and 1994 in connection with the payment of Riverwood common dividends. Riverwood currently intends to continue paying quarterly dividends of $0.04 per share on its common stock subject to a number of conditions, including declaration by Riverwood's Board of Directors and compliance with covenants in debt instruments and other agreements.

Manville paid a cash dividend of $6.2 million, or $0.675 per share, in both the second quarter of 1995 and 1994 to Cumulative Preference Stock, Series B, stockholders. Manville paid cash dividends totaling $12.5 million and $10.4 million during the first six months of 1995 and 1994, respectively, to Cumulative Preference Stock, Series B, stockholders.

At June 30, 1995 the Company had net working capital of $358.6 million, including cash and marketable securities of $245.6 million. Total cash and marketable securities located outside of the United States and Canada were approximately $51.7 million. Approximately $32.5 million of cash and marketable securities is held by Riverwood and $88.7 million is held by Schuller.

Cash and equivalents decreased by $138.5 million during the first six months of 1995. This decrease is primarily attributable to cash used for capital spending, purchases of marketable securities and payments on long-term debt, offset in part by cash generated by operating activities.

Overall, the Company's debt decreased during the first six months of 1995 by $29.3 million. Principal reductions on long-term debt are expected to be approximately $70 million during 1995, prior to any refinancings. Riverwood foreign notes payable amounting to $30.1 million at June 30, 1995, which by their terms are payable in 1995, are classified as current portion of long-term debt. Riverwood intends to refinance these notes during 1995 to extend their maturities.

At June 30, 1995, Riverwood and its U.S. and international subsidiaries had approximately $198 million in revolving credit facilities, of which approximately $116 million was available for borrowing. In addition, Riverwood had arrangements with certain international banks for discounting receivables. As of June 30, 1995, approximately $1 million of overseas receivables were discounted.

At June 30, 1995, Schuller had a $100 million domestic receivables sale facility (the "Receivables Facility") available for its short-term working capital needs. There have been no borrowings under the Receivables Facility. Schuller's foreign subsidiaries also had working capital facilities totaling $72 million, of which $71 million was available for borrowing at June 30, 1995.

The Manville holding company had no credit facilities as of June 30, 1995. However, as of June 30, 1995 the Manville holding company had $124.5 million of cash and marketable securities and had a total of $37.6 million of intercompany notes receivable from Riverwood and Schuller. The Manville holding company has no debt or other agreements that place significant restrictions on its or its operating subsidiaries' ability to incur additional indebtedness.

Excluding capitalized interest, Riverwood's 1995 capital expenditures are expected to be approximately $165 million to $185 million, related primarily to increasing paper production efficiencies, increasing converting capacity and producing packaging machinery. In April 1995, Riverwood announced plans to invest approximately $30 million to build a new carton converting plant in Georgia. The new carton plant is anticipated to start up in March 1996 and produce cartons for the 1996 beverage season.

Schuller's capacity expansion programs are periodically revised to reflect changes in demand, industry capacity and the results of productivity and technology innovations. Management currently plans to continue to increase capacity incrementally through technology and productivity innovation and capital programs designed to increase the output of existing plant facilities with minimal fixed cost growth.

Schuller currently estimates capital spending in 1995 of approximately $100 million, half of which will be used in capacity expansion programs. Capital expenditures for the six months ended June 30, 1995 totaled $46.5 million, of which approximately $29 million was attributable to capacity expansion projects. Schuller plans to fund future capital spending from existing cash balances and cash flows generated by operations.

In total, Manville's 1995 capital expenditures are expected to be approximately $265 million to $295 million, exclusive of capitalized interest.

At June 30, 1995, Schuller had $6.6 million accrued for future sampling, inspection, remediation and present and anticipated claims related to Schuller's former phenolic roofing insulation business. See Note 2 to the Consolidated Financial Statements.

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

Environmental law is dynamic, and as a result, costs that are unforeseeable at this time may be incurred when new laws are enacted and when environmental agencies promulgate or revise regulations in furtherance of such legislation. In response to the implementation of the 1990 amendments to the federal Clean Air Act and requirements of various state air emission regulations, the Company will be obligated to monitor and reduce air emissions at its manufacturing sites. The regulations will likely require capital expenditures in the years 1995 to 2001, with most of the expenditures occurring in the latter part of that time frame. Because many of the anticipated regulations have not yet been proposed, neither the costs nor timing of compliance can be reasonably estimated at this time. In addition, the federal Environmental Protection Agency will soon issue new proposed regulations for the pulp and paper industry (the "Proposed Regulations"). It is expected that the earliest time for industry compliance with the Proposed Regulations should not be prior to the first quarter of 2000. At this time, Riverwood estimates capital spending that may be required to comply with the Proposed Regulations could be between $20 million and $40 million to be spent over a three-year period beginning in 1997.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 2, 1995, the Company's Annual Meeting of Stockholders was held in Atlanta, Georgia and the following items were voted upon and approved by the stockholders.

1.       The following Directors were elected by the stockholders:

           NAME                                    FOR                      VOTE WITHHELD
           ----                                    ---                      -------------
     John C. Burton                              117,943,860                 108,684
     Robert A. Falise                            117,954,845                 97,699
     Robert E. Fowler, Jr.                       117,865,890                 186,654
     Todd Goodwin                                117,963,087                 89,457
     Michael N. Hammes                           117,842,291                 210,253
     John N. Hanson                              117,949,651                 102,893
     Kathryn R. Harrigan                         117,949,528                 103,016
     Louis Klein, Jr.                            117,952,087                 100,457
     Stanley J. Levy                             117,950,839                 101,705
     Christian E. Markey, Jr.                    117,953,818                 98,726
     W. Thomas Stephens                          117,962,111                 90,433
     Will M. Storey                              117,960,011                 92,533
     Raymond S. Troubh                           117,810,921                 241,623

2. Ratification of Appointment of Coopers & Lybrand as Independent Accountants of the Company for the fiscal year ending December 31, 1995.

         For:       117,937,729            Abstained:        55,014
         Against:        59,801            Broker non-votes:    -0-


ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Exhibit 3.1, Amended and Restated By-Laws, as amended May 17, 1995.

         Exhibit 10.1, Amendment No. 2 to Manville Corporation Stock Incentive Plan.

         Exhibit 15, Letter of Coopers and Lybrand L.L.P.

         Exhibit 27.2, Financial Statement Schedules, dated as of June 30, 1995.

(b)      Reports on Form 8-K.

         Not applicable.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MANVILLE CORPORATION
                                       (Registrant)



Date:  August 11, 1995            By:  /s/  R. B. Von Wald
                                       ------------------------------------
                                       R. B. Von Wald
                                       Senior Vice President,
                                       General Counsel and Secretary




Date:  August 11, 1995            By:  /s/  Robert E. Cole
                                       ------------------------------------
                                       Robert E. Cole
                                       Senior Vice President and
                                       Chief Financial Officer

                                EXHIBIT INDEX

Exhibit                          Description                              Page


 3.1    Amended and Restated By-Laws, as amended May 17, 1995.

10.1    Amendment No. 2 to Manville Corporation Stock Incentive Plan.

15      Letter of Coopers and Lybrand L.L.P.

27.2    Financial Statement Schedules, dated as of June 30, 1995.