Form 10-Q
period 1995-09-30
MANVILLE CORP
filed 1995-11-14
CIK 355473

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

  [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995
                                     OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

          Commission file number 1-8247


                            MANVILLE CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Delaware                                             84-0856796
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               717 17th Street
                           Denver, Colorado  80202
--------------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (303) 978-2000
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


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

Yes  X   No    .
    ---     ---

        At November 9, 1995, there were 122,999,571 shares of the registrant's common stock outstanding.

                        *PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.










     * "Manville" or the "Company" when used in this report refers to Manville Corporation, incorporated in the State of Delaware in 1991, and includes where applicable its consolidated subsidiaries.

                              MANVILLE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                    September 30,            December 31,
ASSETS                                                                                      1995                     1994
-------------------------------------------------------------------------------------------------------------------------
Current Assets
   Cash and equivalents                                                               $  307,125               $  322,003
   Marketable securities, at cost which
      approximates market                                                                102,441                   20,311
   Receivables, net of allowances                                                        407,586                  335,772
   Inventories                                                                           278,494                  212,774
   Prepaid expenses                                                                       29,252                   28,015
   Deferred tax assets                                                                    40,723                   44,854
                                                                                      -----------------------------------
      Total Current Assets                                                             1,165,621                  963,729

Property, Plant and Equipment,
   net of accumulated depreciation
   and depletion of $1,045,176 and
   $963,603, respectively                                                              2,155,513                2,063,557
Deferred Tax Assets                                                                      216,234                  281,874
Other Assets                                                                             487,792                  490,451
                                                                                      -----------------------------------
                                                                                      $4,025,160               $3,799,611
=========================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              MANVILLE CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                             (Thousands of dollars)
                                  (Unaudited)


                                                                  September 30,           December 31,
LIABILITIES                                                               1995                   1994
-----------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts and notes payable                                        $  288,920             $  295,510
  Compensation and employee benefits                                   154,813                157,574
  Income taxes                                                          29,735                 28,739
  Other accrued liabilities                                            159,194                130,748
                                                                    ---------------------------------
    Total Current Liabilities                                          632,662                612,571

Long-Term Debt, less current portion                                 1,452,883              1,423,995
Postretirement Benefits Other Than Pensions                            244,667                243,986
Deferred Income Taxes and Other Noncurrent
  Liabilities                                                          384,805                359,978
                                                                    ---------------------------------


                                                                     2,715,017              2,640,530
-----------------------------------------------------------------------------------------------------

Profit Sharing Obligation (Notes 2 and 8)
Commitments and Contingencies (Note 2)
Minority Interest in Consolidated
  Subsidiary                                                           104,854                 95,610

STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------
Cumulative Preference Stock, Series B                                  178,638                178,638
Common Stock                                                             1,228                  1,228
Treasury Stock, at cost                                                 (1,039)                  (407)
Capital in Excess of Par Value                                       1,012,387              1,011,310
Unearned Restricted Stock Compensation                                  (3,906)                (6,013)
Accumulated Deficit                                                     (2,646)              (130,394)
Pension Liability Adjustment                                              (435)                  (435)
Cumulative Currency Translation
  Adjustment                                                            21,062                  9,544
                                                                    ---------------------------------
                                                                     1,205,289              1,063,471
                                                                    ---------------------------------
                                                                    $4,025,160             $3,799,611
=====================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              MANVILLE CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                            AND ACCUMULATED DEFICIT
                             (Thousands of dollars)
                                  (Unaudited)

                                                              Three Months                             Nine Months
                                                        Ended September 30,                     Ended September 30,
                                               --------------------------------------------------------------------
                                                   1995               1994                  1995               1994
-------------------------------------------------------------------------------------------------------------------
Net Sales                                      $705,313           $682,083            $2,067,206         $1,850,925
Cost of Sales                                   531,093            513,585             1,536,012          1,403,173
Selling, General and
  Administrative                                 71,890             66,525               226,172            196,818
Research, Development
  and Engineering                                 9,205             10,609                29,709             29,115
Other Income (Loss), net                           (131)            (3,998)               (8,928)           (12,153)
                                               --------------------------------------------------------------------
Income from Operations                           92,994             87,366               266,385            209,666
Gain on Sale of Equity
  Investment                                     74,889                                   74,889
Interest Income                                   4,760              2,768                13,856              7,105
Interest Expense                                 36,951             33,804               114,081             99,954
Profit Sharing Expense
  (Notes 2 and 8)                                 8,666              5,145                24,224             12,455
                                               --------------------------------------------------------------------
Income before Income Taxes                      127,026             51,185               216,825            104,362
Income Taxes                                     49,677             22,073                90,086             44,701
                                               --------------------------------------------------------------------
Income before Equity in
  Earnings of Affiliate,
  Minority Interest and
  Extraordinary Item                             77,349             29,112               126,739             59,661
Equity in Earnings of
  Affiliate, net of taxes                         9,384                                   28,037
Minority Interest in
  Consolidated Subsidiary                        (3,115)              (130)               (8,336)            (2,632)
                                               --------------------------------------------------------------------
Income before Extraordinary
  Item                                           83,618             28,982               146,440             57,029
Extraordinary Loss on
  Early Extinguishments of
  Debt, net of tax                                                 (34,707)                                 (34,707)
                                               --------------------------------------------------------------------
Net Income (Loss)                                83,618             (5,725)              146,440             22,322
Preference Stock Dividends                       (6,231)            (6,231)              (18,692)           (18,692)
                                               --------------------------------------------------------------------
Net Income (Loss) Applicable
  to Common Stock                              $ 77,387           $(11,956)           $  127,748         $    3,630
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


                                                              Three Months                              Nine Months
                                                       Ended September 30,                      Ended September 30,
                                               --------------------------------------------------------------------
ACCUMULATED DEFICIT                                1995               1994                  1995               1994
-------------------------------------------------------------------------------------------------------------------
Accumulated Deficit at
  Beginning of Period                          $(80,033)         $(126,881)            $(130,394)         $(142,467)
Net Income (Loss)                                83,618             (5,725)              146,440             22,322
Preference Stock Dividends                       (6,231)            (6,231)              (18,692)           (18,692)
                                               --------------------------------------------------------------------
Accumulated Deficit at
  End of Period                                $ (2,646)         $(138,837)            $  (2,646)         $(138,837)
===================================================================================================================

EARNINGS (LOSS) PER COMMON
  SHARE (AFTER PREFERENCE
  STOCK DIVIDENDS)
-------------------------------------------------------------------------------------------------------------------
Primary:
Income before Extraordinary
  Item                                             $.62              $ .18                 $1.03              $ .31
Extraordinary Loss on
  Early Extinguishments of
  Debt, net of tax                                                    (.28)                                    (.28)
                                                   ----------------------------------------------------------------
Net Income (Loss) Applicable
  to Common Stock                                  $.62              $(.10)                $1.03              $ .03
===================================================================================================================
Fully Diluted:
Income before Extraordinary
  Item                                             $.61              $ .18                 $1.01              $ .31
Extraordinary Loss on
  Early Extinghishments of
  Debt, net of tax                                                    (.28)                                    (.28)
                                                   ----------------------------------------------------------------
Net Income (Loss) Applicable
  to Common Stock                                  $.61              $(.10)                $1.01              $ .03
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              MANVILLE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                                       Nine Months
                                                                                                Ended September 30,
                                                                                         --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         1995             1994
-------------------------------------------------------------------------------------------------------------------
Net income (before Preference Stock Dividends)                                           $ 146,440         $ 22,322
Non-cash items included in net income:
  Depreciation, depletion and amortization                                                 114,961          110,660
  Deferred taxes                                                                            68,673           21,347
  Roofing guarantee income                                                                   6,518            4,789
  Pensions and postretirement benefits expense                                              15,694           21,953
  Provision for furnance rebuild                                                             6,183            6,609
  Gain on sale of asset                                                                    (74,889)
  Interest expense                                                                           1,310            3,702
  Profit sharing expense                                                                    24,224           12,455
  Translation loss                                                                                            6,636
  Equity earnings of affiliate, net of dividends                                           (24,032)
  Minority interest in net income of
    consolidated subsidiary                                                                  8,336            2,632
Extraordinary loss on early
    extinguishments of debt, net                                                                             26,835
  Other, net                                                                                 5,740            4,682
Profit sharing paid                                                                        (18,259)         (12,933)
Debt issuance cost                                                                                           (4,997)
(Increase) decrease in current assets:
  Receivables                                                                              (63,072)         (62,430)
  Inventories                                                                              (55,520)          (8,168)
  Prepaid expenses                                                                            (791)            (563)
Increase (decrease) in current liabilities:
  Accounts payable                                                                          11,854            9,224
  Compensation and employee benefits                                                        (9,774)          (5,272)
  Income taxes                                                                               1,330           (1,656)
  Other accrued liabilities                                                                 19,750           25,891
Decrease in postretirement benefits
  other than pensions                                                                      (13,482)         (12,072)
Increase (decrease) in other noncurrent liabilities                                          2,148           (9,558)
                                                                                         --------------------------
Net Cash Provided by Operating Activities                                                  173,342          162,088
                                                                                         --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------------------------------------------------------------------------------------
Purchases of property, plant and equipment                                                (199,154)        (237,459)
Proceeds from sales of assets                                                              127,698           37,367
Proceeds from sales of held-to-maturity
  marketable securities                                                                     72,332          141,449
Purchases of held-to-maturity
  marketable securities                                                                   (153,960)         (77,647)
Increase in other assets                                                                    (3,233)         (29,486)
                                                                                         --------------------------
Net Cash Used in Investing Activities                                                     (156,317)        (165,776)
                                                                                         --------------------------

                             MANVILLE CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                            (Thousands of dollars)
                                 (Unaudited)

                                                                                                       Nine Months
                                                                                                Ended September 30,
                                                                                         --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                         1995             1994
-------------------------------------------------------------------------------------------------------------------
Issuance of debt                                                                         $   6,622        $ 178,053
Payments on debt                                                                            (7,607)        (259,145)
Net increase (decrease) in notes payable                                                   (13,000)         100,000
Dividends on Preference Stock                                                              (18,692)         (16,615)
Dividends to minority stockholders of
  consolidated subsidiary                                                                   (1,470)          (1,452)
Treasury stock                                                                                (633)            (407)
Other stock transactions                                                                     2,575
                                                                                         --------------------------
Net Cash Provided by (Used in) Financing Activities                                        (32,205)             434
                                                                                         --------------------------

Effect of Exchange Rate Changes on Cash                                                        302              531
                                                                                         --------------------------

Net Decrease in Cash and Equivalents                                                       (14,878)          (2,723)

Cash and Equivalents at Beginning of Period                                                322,003          153,093
                                                                                         --------------------------
Cash and Equivalents at End of Period                                                    $ 307,125        $ 150,370
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              MANVILLE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Manville Corporation is an international holding company with two principal operating subsidiaries, Riverwood International Corporation ("Riverwood") and Schuller International Group, Inc. ("Schuller"), collectively referred to as the "Company". When referring to the holding company only, Manville Corporation is defined as the "Manville holding company." The Manville holding company owns 100 percent of Schuller and approximately 81.3 percent of Riverwood. In October 1995, the Company announced that Riverwood entered into a definitive merger agreement providing for the acquisition of Riverwood by a group of investors (see Note 7).

Manville Personal Injury Settlement Trust (the "PI Trust") owns approximately 78 percent of the Company's Common Stock. In addition, the Company has a debt obligation to the PI Trust and an obligation to pay annually 20 percent of its net earnings, as adjusted, to the PI Trust (see Notes 2 and 8).

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

The condensed consolidated financial statements as of September 30, 1995 and December 31, 1994 and for the three and nine month periods ended September 30, 1995 and 1994 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles.

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

Note 1 - Inventories

The major classes of inventories were as follows:

                                                                         (Thousands of dollars)
                                                        September 30,            December 31 ,
                                                                1995                      1994
                                                        --------------------------------------
Finished goods                                              $114,697                 $ 83,922
Work-in-process                                               33,559                   28,517
Raw materials                                                 83,033                   56,934
Supplies                                                      47,205                   43,401
                                                        -------------------------------------
                                                            $278,494                 $212,774
                                                        =====================================


Note 2 - Commitments and Contingencies

The Company has an obligation to pay annually 20 percent of its net earnings (as adjusted) to the PI Trust. Payments to the PI Trust are due each year based on the prior year's net earnings and will continue for as long as the PI Trust is in existence. After termination of the PI Trust, an independent profit sharing obligation on the same terms arises in favor of Manville Property Damage Settlement Trust, if it is in existence after the termination of the PI Trust. Based upon a review of the existing and potential claims facing the two trusts, the Company believes that profit sharing, for all practical purposes, will be payable for the foreseeable future unless the Company and one or both of the trusts agree to a restructuring or modification of the profit sharing obligation at some future date. In October 1995, the Company and the PI Trust entered into a profit sharing exchange agreement (see
Note 8). In the first nine months of 1995, the Company recorded $24.2 million of profit sharing expense to be paid in 1996.

Between 1988 and 1992, the Company manufactured phenolic roofing insulation which may, under certain circumstances, contribute to the corrosion of metal decks on which it is installed. Subsequently, the Company began a voluntary program to inspect such metal decks and remediate where appropriate. The Company has accrued for costs relating to future inspections, remediation and anticipated claims. These accruals are based on the Company's historical experience regarding the incidence of corrosion and the cost of remediation and include a number of assumptions related to the types of roofs on which phenolic insulation has been installed as well as the assumption that the Company's past remediation experience will continue over the remaining lives of roofs insulated with the Company's phenolic roofing insulation.

During the first quarter of 1995, the Company and its liability insurance carriers reached a settlement with respect to the extent of coverage to be provided by such carriers. In addition, during the third quarter of 1995 the Company and the former owner of the phenolic roofing insulation business reached an agreement with respect to the costs to be reimbursed by the former owner. Pursuant to these agreements, the Company has been reimbursed for a portion of historical costs incurred and is entitled to receive reimbursement for a substantial portion of future costs to be incurred by the Company for inspection and remediation.

The Company has reviewed its historical inspection and remediation experience and the terms and collectibility of amounts payable under the reimbursement agreements. Subject to the assumptions described above, if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

The Company is engaged in environmental remediation projects for properties currently owned or operated by the Company and properties divested by the Company for which responsibility was retained for preexisting conditions. In addition, the Company has been identified as a potential responsible party at a number of non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and Liability Act or similar state legislation, and as such could be jointly and severally liable for the costs of remediating these sites. The Company's actual final cost in some instances cannot be estimated until the remediation process is substantially completed.

Environmental law is dynamic, and as a result, costs that are unforeseeable at this time may be incurred when new laws are enacted and when environmental agencies promulgate or revise regulations in furtherance of such legislation. In response to the implementation of the 1990 amendments to the federal Clean Air Act and requirements of various state air emissions regulations, the Company will be obligated to monitor emissions at its manufacturing sites. Because many of the anticipated regulations have not yet been proposed, neither the costs nor timing of compliance can be reasonably anticipated at this time. Provisions of the 1990 amendments and the related regulations will likely require capital expenditures in the years 1995 to 2001, with most of the expenditures occurring in the latter part of that time frame. In addition, the federal Environmental Protection Agency will soon issue new proposed regulations for the pulp and paper industry, although it is expected that the earliest time for industry compliance with these proposed regulations should not be prior to the first quarter of 2000. Riverwood estimates the capital spending that may be required to comply with the pulp and paper industry proposed regulations could reach between $20 million and $40 million to be spent over a three-year period beginning in 1997.

The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that to the extent additional costs may be incurred that might exceed the accrued amounts, such amounts are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Note 3 - Sale of Equity Investment

In August 1995, the Company sold its remaining investment of 5.4 million shares in Stillwater Mining Company ("Stillwater") for net cash proceeds of $110.5 million resulting in a pretax gain on the sale of equity securities of $74.9 million. Although the Company no longer has an equity interest in Stillwater, the Company retains a five percent net smelter royalty on certain Stillwater mining claims.

Note 4 - Income Taxes

The Company's 1995 and 1994 tax rates on operations for the first nine months were approximately 42 percent and 43 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to higher foreign effective tax rates and U.S. state and local taxes.

Note 5 - Early Extinguishments of Debt

In the third quarter of 1994, the Company completed two debt refinancings that resulted in an aggregate extraordinary loss on early extinguishments of debt of $34.7 million, net of income taxes of $16.4 million.

Riverwood completed a refinancing program in the third quarter of 1994 and used the proceeds of the new borrowings to prepay approximately $179 million of principal of notes payable and to pay related accrued interest and expenses of the refinancing. The extraordinary charge for this early retirement of debt was $7.9 million, net of income taxes of $5 million.

On September 22, 1994, (with further adjustments in the fourth quarter of 1994 in accordance with the agreement related to the prepayment), the Company prepaid $343 million of its bond obligations, including accrued interest, to the PI Trust with the exchange of an aggregate principal amount of $379 million of 10-3/8 percent Senior Notes due 2004 of its wholly owned subsidiary, Schuller. The transaction resulted in an extraordinary loss on the early extinguishment of debt of $26.8 million, net of income taxes of $11.4 million.

Note 6 - Earnings Per Common Share

Primary and fully diluted earnings per common share amounts were determined using the following common equivalent shares:

                                                   Third Quarter                           First Nine Months
                                       1995                 1994                   1995                 1994
                                --------------------------------            --------------------------------
Primary                         125,382,000          122,336,000            124,310,000          122,362,000
Fully Diluted                   125,382,000          122,341,000            125,389,000          122,362,000

Earnings per share amounts were calculated after the deduction for preference stock dividends. In addition the 1995 fully diluted earnings per common share calculation assumes the conversion of Riverwood's 6.75 percent Convertible Subordinated Notes.

Note 7 - Subsequent Event - Riverwood Disposition

In October 1995, the Company announced that Riverwood entered into a definitive merger agreement providing for the acquisition of Riverwood by a group including funds managed by Clayton, Dubilier & Rice, Inc. and Brown Brothers Harriman & Co., and senior management of Riverwood. Based on the merger price of $20.25 per share of Riverwood common stock, Manville would receive gross proceeds from the merger of approximately $1.08 billion for its Riverwood investment with the transaction expected to close in the first quarter of 1996. Although the Company expects a gain on the sale, the effective book tax rate on the disposition is expected to exceed normal statutory rates. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", certain tax consequences of the disposition may be recognized by the Company in the fourth quarter of 1995. However, the cash taxes on the sale should be lower than normal statutory rates due to the Company's net operating loss carryforwards and deductions related to the transactions described in
Note 8.

The merger is subject to the receipt of all necessary financing, as well as the receipt of regulatory approvals, and other customary conditions. The merger is also subject to approval by the holders of a majority of the outstanding shares of Riverwood common stock. Manville has agreed to vote its Riverwood shares for the merger, subject to, among other things, approval by the stockholders of Manville of the disposition of its Riverwood investment, receipt of necessary consents from the PI Trust and the satisfaction of certain of the conditions to the Exchange (defined below) and the dividend described in Note 8. For a more complete description of the transaction and related documents, please refer to the Company's Form 8-K filed with the Securities and Exchange Commission on November 1, 1995.

Note 8 - Subsequent Event - Profit Sharing

In October 1995, the Company and the PI Trust entered into a profit sharing exchange agreement (the "Agreement") which provides for the PI Trust to exchange (the "Exchange") its right to receive annually 20 percent of the Company's net earnings for common stock of the Company representing 20 percent of the common stock of Manville assuming exercise of all outstanding options and warrants and after giving effect to the Exchange. The Exchange is subject to a number of conditions, including bankruptcy court approval and consummation of a sale or other disposition of Riverwood. It is contemplated that the Exchange would take place in connection with a pro rata dividend to all stockholders of the net proceeds to Manville from the disposition of Riverwood. The closing of the Exchange (the "Closing"), which is expected to occur in the first quarter of 1996, would take place after the declaration date of, but prior to the record date for, such dividend.

The Company will pay a partial-year profit sharing payment to the PI Trust for the fiscal year during which the Exchange occurs through the day before the Closing. The payment will be 20 percent of net earnings (as adjusted) for the partial-year period.

Based on the current number of Manville common shares, warrants and stock options, the Company estimates that it will issue approximately 32.6 million shares of the Company's Common Stock in satisfaction of the profit sharing obligation. The Company will record an extraordinary loss at Closing for the fair market value of the common stock exchanged. For a more complete description of the Exchange and related documents please refer to the Company's Form 8-K filed with the Securities and Exchange Commission on November 1, 1995.

Note 9 - Business Segment Information

                                                                              (Thousands of dollars)
Manville Corporation                                                                    Three Months
Consolidated Major Business Segments                                             Ended September 30,
                                                                             1995               1994
----------------------------------------------------------------------------------------------------
Net Sales
----------------------------------------------------------------------------------------------------
Riverwood International:
  Coated Board System                                                    $273,223           $215,804
  Containerboard                                                           33,559             73,688
  U.S. Timberlands/Wood Products                                           38,450             43,184
  Corporate and Eliminations                                               (3,013)            (4,729)
----------------------------------------------------------------------------------------------------
                                                                          342,219            327,947
----------------------------------------------------------------------------------------------------

Schuller International:
   Building Products                                                      219,328            213,318
   Engineered Products                                                    149,736            148,202
   Corporate and Eliminations                                              (5,970)            (7,391)
----------------------------------------------------------------------------------------------------
                                                                          363,094            354,129
----------------------------------------------------------------------------------------------------

Manville Corporate and Eliminations                                                                7
----------------------------------------------------------------------------------------------------

Total Company Net Sales                                                  $705,313           $682,083
====================================================================================================


Income (Loss) from Operations
----------------------------------------------------------------------------------------------------
Riverwood International:
  Coated Board System                                                    $ 38,290           $ 22,489
  Containerboard                                                            1,007              1,098
  U.S. Timberlands/Wood Products                                            8,793             15,667
  Corporate and Eliminations                                               (9,774)            (4,780)
----------------------------------------------------------------------------------------------------
                                                                           38,316             34,474
----------------------------------------------------------------------------------------------------

Schuller International:
   Building Products                                                       35,243             40,907
   Engineered Products                                                     28,695             21,049
   Corporate and Eliminations                                              (5,992)            (5,540)
----------------------------------------------------------------------------------------------------
                                                                           57,946             56,416
----------------------------------------------------------------------------------------------------

Manville Corporate and Eliminations                                        (3,268)            (3,524)
----------------------------------------------------------------------------------------------------

Total Company Income from
  Operations                                                             $ 92,994           $ 87,366
====================================================================================================

Net sales included in Corporate and Eliminations relate primarily to the elimination of intersegment sales (at prices approximating market).

                                                                              (Thousands of dollars)
Manville Corporation                                                                     Nine Months
Consolidated Major Business Segments                                             Ended September 30,
                                                                             1995               1994
----------------------------------------------------------------------------------------------------
Net Sales
----------------------------------------------------------------------------------------------------
Riverwood International:
   Coated Board System                                                 $  763,851         $  597,153
   Containerboard                                                         148,766            203,529
   U.S. Timberlands/Wood Products                                         122,352            119,995
   Corporate and Eliminations                                             (13,309)           (13,827)
----------------------------------------------------------------------------------------------------
                                                                        1,021,660            906,850
----------------------------------------------------------------------------------------------------
Schuller International:
   Building Products                                                      596,795            544,832
   Engineered Products                                                    468,309            418,624
   Corporate and Eliminations                                             (19,558)           (19,126)
----------------------------------------------------------------------------------------------------
                                                                        1,045,546            944,330
----------------------------------------------------------------------------------------------------

Manville Corporate and Eliminations                                                             (255)
----------------------------------------------------------------------------------------------------

Total Company Net Sales                                                $2,067,206         $1,850,925
====================================================================================================


Income (Loss) from Operations
----------------------------------------------------------------------------------------------------
Riverwood International:
   Coated Board System                                                 $   85,117         $   77,501
   Containerboard                                                          21,831             (4,679)
   U.S. Timberlands/Wood Products                                          39,520             42,337
   Corporate and Eliminations                                             (40,600)           (17,408)
----------------------------------------------------------------------------------------------------
                                                                          105,868             97,751
----------------------------------------------------------------------------------------------------

Schuller International:
   Building Products                                                       99,678             85,446
   Engineered Products                                                     92,507             58,302
   Corporate and Eliminations                                             (19,881)           (22,332)
----------------------------------------------------------------------------------------------------
                                                                          172,304            121,416
----------------------------------------------------------------------------------------------------

Manville Corporate and Eliminations                                       (11,787)            (9,501)
----------------------------------------------------------------------------------------------------

Total Company Income from
   Operations                                                          $  266,385         $  209,666
====================================================================================================

Net sales included in Corporate and Eliminations relate primarily to the elimination of intersegment sales (at prices approximating market).

Report of Independent Accountants

To the Stockholders and Directors
  of Manville Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Manville Corporation as of September 30, 1995 and the related condensed consolidated statement of income and accumulated deficit for the three month and nine month periods ended September 30, 1995 and 1994 and condensed consolidated statement of cash flows for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND L.L.P.
----------------------------
    COOPERS & LYBRAND L.L.P.



Denver, Colorado
November 14, 1995

ITEM 2.

                              MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Manville Corporation is an international holding company with two principal operating subsidiaries, Riverwood International Corporation ("Riverwood") and Schuller International Group, Inc. ("Schuller"), collectively referred to as the "Company". When referring to the holding company only, Manville Corporation is defined as the "Manville holding company". The Manville holding company owns 100 percent of Schuller and approximately 81.3 percent of Riverwood. The Company reports the results of Riverwood's and Schuller's operations in five business segments.

Riverwood reports its results in three business segments: Coated Board System, Containerboard and U.S. Timberlands/Wood Products. The Coated Board System segment includes the production and sale of coated board from paperboard mills in the United States and Europe; converting operations at facilities in the United States, Australia and Europe; and worldwide packaging machinery operations related to the production and sale of beverage and folding cartons. The Containerboard segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The U.S. Timberlands/Wood Products segment includes timberlands and operations engaged in the supply of pulpwood to the West Monroe, Louisiana mill from Riverwood's

U.S. timberlands, as well as the manufacture and sale of lumber and plywood. Prior to December 29, 1994, the Containerboard business segment included timberlands and associated containerboard mills and corrugated box plants at Igaras Papeis e Embalagens S.A. ("Igaras") in Brazil. At that date, Riverwood owned 100 percent of Igaras and included the results of operations of Igaras in the Containerboard business segment. On December 29, 1994, Riverwood sold just under 50 percent of its investment in Igaras, after first spinning off a wholly owned subsidiary to operate Riverwood's packaging machinery operations in Brazil. Subsequent to that date, Riverwood no longer reports the results of operations of Igaras on a consolidated basis, but instead reports its investment in Igaras using the equity method of accounting since Riverwood no longer controls Igaras.

In 1994, Riverwood completed a two-year construction project to convert over half of the 525,000 ton annual linerboard capacity at its Macon, Georgia, paperboard mill to coated board production (the "Macon Conversion"). With this accomplished, Riverwood's dedicated annual linerboard capacity was decreased by 275,000 tons and will gradually be replaced as Riverwood's production of coated board at the Macon mill reaches the machine's design capacity of 300,000 tons. Riverwood's coated board capacity can also be used for linerboard production when market conditions warrant.

Schuller manufactures and markets insulation for buildings and equipment, commercial roofing systems, high-efficiency air filtration media, and fibers and nonwoven mats used as reinforcements in building and industrial applications. Schuller operates 35 manufacturing facilities in the United States, Canada and Germany, and is comprised of two principal business segments: Building Products and Engineered Products. The Building Products segment consists of Schuller's building insulation business, which manufactures fiber glass wool insulation for walls and attics in residential and commercial buildings; the commercial and industrial roofing systems business, which supplies roofing membranes, insulations, accessories and related guarantees; and the mechanical insulations business, which manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications. The Engineered Products segment consists of Schuller's specialty insulations and filtration business which manufactures thermal and acoustic insulation for aircraft, appliances, automobiles and heating, ventilating and air conditioning equipment; air filtration media for commercial and industrial buildings; and microfibers for clean room air filters. The Engineered Products segment also includes Schuller's mats and fibers business which manufactures continuous filament fiber glass based products used for reinforcing roofing, flooring, wall covering and plastic products. The mats and fibers business includes Schuller's German subsidiary, Schuller GmbH.

Financial results for the Manville holding company's interest in Stillwater Mining Company, a company engaged in the exploration, development, mining and production of palladium, platinum and associated metals, which was sold in the third quarter of 1995, are included in Manville Corporate and Eliminations for business segment reporting purposes.

RIVERWOOD RESULTS OF OPERATIONS BY SEGMENT

Riverwood reported its results of operations in its third quarter 1995 Form 10-Q substantially as presented below.

Third Quarter 1995 Compared with Third Quarter 1994
---------------------------------------------------

Net sales in the third quarter of 1995 increased $14.3 million, or 4.4 percent, compared with the third quarter of 1994. Net sales in the Coated Board System segment increased $57.4 million in the third quarter of 1995, or 26.6 percent, due principally to increased volume and selling prices in worldwide coated board open markets, increased volume in worldwide beverage markets and the effect of recent converting operation acquisitions. These increases were partially offset by decreased volume in the European folding carton markets and a reduction in packaging machinery leasing revenues due to the introduction of a new packaging machinery program in 1994. Net sales in the Containerboard segment in the third quarter of 1995 decreased $40.1 million, or 54.5 percent, compared with the third quarter of 1994. Excluding the operations of Igaras which were included in this business segment in the third quarter of 1994, net sales in the Containerboard segment decreased $4.4 million, or 11.6 percent, primarily due to volume decreases as a result of softening industry trends which were somewhat offset by selling price increases in worldwide Containerboard markets. Net sales in the U.S. Timberlands/Wood Products segment decreased by $4.7 million, or 11 percent, compared with the third quarter of 1994 as a result of lower selling prices for lumber and lower plywood sales volume which was partially offset by increased selling prices for plywood.

Gross profit for the third quarter of 1995 increased $8.9 million, or 13.3 percent, from the third quarter of 1994. The gross profit margin increased to
22.3 percent for the third quarter of 1995 from 20.5 percent for the same period of 1994. Gross profit in the Coated Board System segment increased $21.5 million, or 48.9 percent, while its gross profit margin increased to 24 percent in the third quarter of 1995 from 20.4 percent in the third quarter of 1994. The increase in gross profit margin was primarily a result of increased selling prices in coated board open markets and lower domestic converting costs as Riverwood incurred higher costs in 1994 to meet U.S. beverage market demand that exceeded Riverwood's U.S. converting capacity. In 1995, Riverwood increased its converting capacity through the addition of new converting presses and equipment that significantly reduced costs incurred from subcontracting carton production. These increases were offset somewhat by lower packaging machinery leasing revenues and by certain cost increases resulting principally from increased recycled fiber costs and higher fixed costs at the Macon mill. In the Containerboard segment, gross profit decreased $5.5 million from the third quarter of 1994 because the operations of Igaras were included in this business segment during 1994. Excluding this effect, gross profit increased $5.3 million from a $2.5 million loss in the third quarter of 1994. The increase in gross profit was due primarily to higher containerboard selling prices worldwide which were partially offset by higher costs of recycled fiber, higher fixed costs at the Macon mill and unabsorbed fixed costs at both the West Monroe and Macon mills as a result of machine outages to reduce containerboard inventories in the third quarter of 1995. Gross profit in the U.S. Timberlands/Wood Products segment decreased by $6.7 million, or 44.5 percent, compared with the third quarter of 1994, and the gross profit margin decreased to 21.8 percent for the third quarter of 1995 from 35 percent for the third quarter of 1994. This decrease was a result of lower selling prices for lumber and higher log costs as Riverwood purchased more wood from outside sources rather than using timber from its own timberlands in the third quarter of 1995 as compared to the third quarter of 1994. Partially offsetting these decreases was the increase in plywood selling prices for the third quarter of 1995 as compared to the third quarter of 1994.

Total board mill shipments for the third quarters of 1995 and 1994, including shipments to Riverwood's integrated converting plants and including 78,100 tons of containerboard shipments from Igaras in 1994, were as follows:

                                                  (In thousands of tons)
                                                 -----------------------
                                                  1995              1994
                                                 -----             -----
Coated Board                                     292.5             226.1
Containerboard                                    77.7             211.1
                                                 -----             -----
                                                 370.2             437.2
                                                 =====             =====

Excluding the stock-based compensation and accrued expenses discussed below and the operations of Igaras, which were reported on a consolidated basis in the third quarter of 1994, selling, general and administrative expenses increased $5.3 million, or 19.9 percent for the third quarter of 1995 compared with the third quarter of 1994, while net sales increased 17.1 percent for the third quarter of 1995 compared to the same period of 1994. The increase in selling, general and administrative expenses was primarily due to increases in selling, marketing and administrative expenses to penetrate worldwide coated board markets. Additionally, other costs and expenses associated with stock-based compensation plans and accrued expenses related to Riverwood's review of strategic alternatives for the third quarter of 1995 increased $3 million from the third quarter of 1994. The closing price of Riverwood's common stock on the New York Stock Exchange decreased from $23.25 per share at the end of the second quarter of 1995 to $22.50 per share at the end of the third quarter of 1995.

Despite this decrease, an increase in stock-based compensation expense occurred primarily as a result of the timing of stock-based compensation benefits exercised during the third quarter.

Income from operations in the third quarter of 1995 increased $3.8 million, or
11.1 percent, compared with the third quarter of 1994, while the operating margin as a percent of net sales increased to 11.2 percent for the third quarter of 1995 from 10.5 percent for the third quarter of 1994. The Coated Board System segment's income from operations increased $15.8 million, or 70.3 percent, to $38.3 million in the third quarter of 1995 compared with the same period of 1994. The operating margin increased to 14 percent from 10.4 percent. These increases were the result of increased volume and selling prices in certain coated board markets and lower domestic converting costs which were partially offset by certain paperboard manufacturing-related cost increases and lower packaging machinery leasing revenues, as well as increased selling, marketing and administrative expenses to penetrate worldwide coated board markets. Income from operations in the Containerboard segment remained flat in the third quarter of 1995 when compared to the third quarter of 1994. Excluding the operations of Igaras, which were included in this business segment in the third quarter of 1994, income from operations increased $5.7 million in the third quarter of 1995 from the 1994 third quarter loss of $4.7 million, due principally to increased selling prices that were partially offset by lower volume, cost increases for recycled fiber, higher fixed costs and unabsorbed fixed costs as a result of the machine outages at the West Monroe and Macon mills in the third quarter of 1995. Income from operations in the U.S. Timberlands/Wood Products segment decreased $6.9 million in the third quarter of 1995 from the third quarter of 1994. The operating margin decreased to 22.9 percent in the third quarter of 1995 from 36.3 percent in the third quarter of 1994 due principally to lower selling prices for lumber and higher log costs as a result of Riverwood purchasing greater amounts of wood from outside sources instead of using its own timberlands.

Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on net sales, gross profit, operating expenses or income from operations of Riverwood or any of its business segments during the third quarter of 1995 when compared to the same period of 1994.

First Nine Months of 1995 Compared with First Nine Months of 1994
-----------------------------------------------------------------

Net sales in the first nine months of 1995 increased $114.8 million, or 12.7 percent, compared with the same period of 1994. Net sales in the Coated Board System segment increased $166.7 million in the first nine months of 1995, or
27.9 percent, due principally to increased worldwide volume in most coated board markets, selling price increases in coated board open markets and the effect of recent acquisitions. These increases were partially offset by decreased volume in European folding carton markets and lower packaging machinery leasing revenues. Net sales in the Containerboard segment in the first nine months of 1995 decreased $54.8 million, or 26.9 percent, compared with the first nine months of 1994. Excluding the operations of Igaras which were included in this business segment in 1994, net sales in the Containerboard segment increased $32.9 million, or 28.4 percent, primarily due to selling price increases which more than offset the volume decrease resulting from the Macon Conversion and softening industry trends occurring in the Containerboard market worldwide. Net sales in the U.S. Timberlands/Wood Products segment increased by $2.4 million, or 2 percent, due principally to increased sales volume for lumber and plywood and selling price increases for plywood. These increases were largely offset by lower selling prices for lumber.

Gross profit for the first nine months of 1995 increased $31.6 million, or 15.8 percent, from the first nine months of 1994. The gross profit margin increased to 22.6 percent for the first nine months of 1995 from 22 percent for the first nine months of 1994. Gross profit in the Coated Board System segment increased $24.8 million, or 17.5 percent, while its gross profit margin decreased to 21.7 percent from 23.6 percent. The increase in gross profit was attributable to selling price increases in the coated board open market, higher sales volume in worldwide coated board beverage markets, the effects of recent acquisitions and lower domestic converting costs. These increases were offset by certain cost increases and lower packaging machinery revenues which resulted in the decrease in gross profit margin. The cost increases were principally the result of increased recycled fiber costs and higher fixed costs at the Macon mill. In the Containerboard segment, gross profit in the first nine months of 1995 increased $10.6 million. Excluding the operations of Igaras, which were included in this business segment in 1994, gross profit increased $34.6 million from a $7.6 million loss in 1994. The increase in gross profit was due primarily to higher containerboard selling prices worldwide which were offset in part by the increased cost of recycled fiber, the volume decrease that resulted from the Macon Conversion and unabsorbed fixed costs at both the West Monroe and Macon mills as a result of machine outages. Gross profit in the U.S. Timberlands/Wood Products segment decreased by $2.9 million, or 6.7 percent, and the gross profit margin decreased to 32.4 percent from 35.5 percent. Gross profit and the gross profit margin in this business segment decreased due principally to the decrease in lumber selling prices which was partially offset by volume increases for plywood and lumber, and selling price increases for plywood.

Total board mill shipments for the first nine months of 1995 and 1994, including shipments to Riverwood's integrated converting plants and including 247,400 tons of containerboard shipments from Igaras in 1994, were as follows:

                                      (In thousands of tons)
                                   -------------------------
                                      1995              1994
                                   -------           -------
Coated Board                         820.0             642.3
Containerboard                       328.2             697.9
                                   -------           -------
                                   1,148.2           1,340.2
                                   =======           =======

Excluding the stock-based compensation and accrued expenses discussed below and the operations of Igaras, which were reported on a consolidated basis in 1994, selling, general and administrative expenses increased $11.7 million, or 14 percent, while net sales increased 24.7 percent. The increase in selling, general and administrative expenses was primarily due to increases in selling, marketing and administrative expenses to penetrate worldwide coated board markets. Additionally, other costs and expenses associated with stock-based compensation plans and accrued expenses related to Riverwood's review of strategic alternatives for the first nine months of 1995 increased $18.5 million from the first nine months of 1994. The closing price of Riverwood's common stock on the New York Stock Exchange increased from $15.625 per share at December 31, 1994, to $22.50 per share at the close of the third quarter of 1995, resulting in an increase in stock-based compensation expense. In addition, increases in the stock-based compensation expense resulted from the exercise of stock-based benefits at prices that exceeded the December 31, 1994 and the third quarter of 1995 closing prices. Research, development and engineering expenses increased by $1.4 million to $8.2 million, primarily due to a higher level of packaging machinery engineering costs associated with expanding packaging machinery operations.

Other income (loss), net, increased $1.9 million to a net loss of $2.5 million in the first nine months of 1995, resulting primarily from increased amortization expense on certain intangible assets and lower income from oil and gas mineral rights, which were offset by lower net exchange losses on foreign currency transactions.

Income from operations in the first nine months of 1995 increased $8.1 million, or 8.3 percent, compared with the first nine months of 1994, while the operating margin as a percent of net sales decreased to 10.4 percent from 10.8 percent. The Coated Board System segment's income from operations increased $7.6 million, or 9.8 percent, to $85.1 million in the first nine months of 1995, and the operating margin decreased to 11.1 percent from 13 percent. The increase in income from operations was the result of higher selling prices in coated board open markets, increased worldwide coated board volume, exclusive of European folding carton markets, the effect of recent acquisitions and lower domestic converting costs. These increases were offset somewhat by paperboard manufacturing-related cost increases, lower packaging machinery leasing revenues and increased selling, marketing and administrative expenses to penetrate worldwide coated board markets which resulted in a decrease in operating margin. Income from operations in the Containerboard segment increased $26.5 million to

$21.8 million in the first nine months of 1995 from a loss of $4.7 million in the first nine months of 1994. Excluding the operations of Igaras, which were included in this business segment in 1994, income from operations increased $37.9 million from a loss of $16.1 million for the first nine months of 1994, due principally to increased selling prices that more than offset cost increases in recycled fiber, the decrease in containerboard volume at the Macon mill and unabsorbed fixed costs at both the West Monroe and Macon mills as a result of machine outages. Income from operations in the U.S. Timberlands/Wood Products segment decreased $2.8 million, or 6.7 percent, in the first nine months of 1995, and the operating margin decreased to 32.3 percent from 35.3 percent in the first nine months of 1994. These decreases were due principally to the decrease in lumber selling prices and a decrease in income from oil and gas mineral rights. These decreases were offset in part by volume increases for plywood and lumber, and selling price increases for plywood.

Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on net sales, gross profit, operating expenses or income from operations of Riverwood or any of its business segments for the nine months ended September 30, 1995.

SCHULLER RESULTS OF OPERATIONS BY SEGMENT

Schuller reported its results of operations in its third quarter 1995 Form 10-Q substantially as presented below.

Third Quarter 1995 Compared with Third Quarter 1994
---------------------------------------------------

Income from operations for the third quarter of 1995 increased $2 million, or 3 percent, on a $9 million, or 3 percent, increase in net sales compared with the same period of 1994. Gross profit for the third quarter of 1995 decreased $3 million, or 3 percent, compared with the third quarter of 1994. Improvements in the gross profit margin for the Engineered Products segment were more than offset by a number of factors which adversely affected the gross profit margin of the Building Products segment.

The Building Products segment reported an increase in net sales of $6 million, or 3 percent, reflecting increased sales volume of building insulation and market share gains in the mechanical insulations business, partially offset by the effects of lower housing starts in Canada and declines in the selling prices of commercial roofing products. Compared with the same period of 1994, income from operations for the Building Products segment decreased $6 million, or 14 percent. In the building insulation business, operating profits were comparable to amounts reported for the third quarter of 1994 despite increased sales, due to higher costs incurred to incrementally boost capacity to satisfy regional demand and production inefficiencies caused by an unusually high number of electrical power outages. Operating results of the roofing systems business decreased significantly, compared with the same period of 1994, reflecting higher raw material costs, decreased selling prices and other nonrecurring expenses.

In the Engineered Products segment, income from operations increased $8 million, or 36 percent, on a $2 million, or 1 percent, increase in net sales compared with the same period of 1994. These improvements were primarily attributable to the Company's mats and fibers business which experienced increased sales volumes and higher selling prices reflecting strong worldwide demand for continuous filament fiber glass as the industry continued to operate at full capacity. Improvements reported for the quarter in both sales and operating income were partially offset by the effect of continued weakness in the automotive market.

Other operating expenses include selling, general, administrative, research, development and engineering expenses. These expenses were essentially flat for the quarter and remained constant as a percentage of net sales at 11 percent compared with the same period of 1994.

For the third quarter of 1995, Schuller reported other income of $0.6 million compared with other loss of $4 million reported for the third quarter of 1994. Amounts reported in 1995 included a gain of $2 million attributable to a price concession on raw materials purchased in the prior year and an environmental remediation settlement, while amounts reported in 1994 included $2 million for the writeoff of certain assets.

First Nine Months of 1995 Compared with First Nine Months of 1994
-----------------------------------------------------------------

Schuller reported an increase in income from operations of $51 million, or 42 percent, and an increase in net sales of $101 million, or 11 percent, for the nine months ended September 30, 1995 compared with the same period of 1994. Gross profit for the period increased $52 million, or 21 percent.

The Building Products segment reported an increase in income from operations of $14 million, or 17 percent, and an increase in net sales of $52 million, or 10 percent, compared with the same period of 1994. This segment's businesses benefited from increases in commercial construction and favorable energy conservation trends during the first nine months of 1995 compared with the same period of 1994. This strong demand also resulted in selling price increases for all Building Products' businesses. Additional factors contributing to the improved performance included an increase in production capacity for building insulation due to technological improvements, and market share gains in the mechanical insulations business due to new product introductions and the exit of a competitor from this market. While the roofing systems business benefited from higher sales, raw material cost increases, equipment startup costs and other nonrecurring expenses more than offset the effect of these additional sales.

The Engineered Products segment reported an increase in income from operations of $34 million, or 59 percent, and an increase in net sales of $50 million, or 12 percent, compared with the same period of 1994. The increase was primarily attributable to Schuller's mats and fibers business, which experienced increased sales volume and higher selling prices, reflecting higher levels of U.S. and European construction activity as well as the continuing high capacity utilization of continuous filament fiber glass. Operating results of Schuller's filtration business also increased during the first nine months of 1995 compared with 1994 reflecting continued strong demand for Schuller's microfibers.

Other operating expenses increased $6 million during the first nine months of 1995 and remained constant as a percentage of net sales at 12 percent compared with the same period of 1994.

Other loss, net, decreased $5 million to $7 million for the first nine months of 1995 from $12 million recorded in the same period of 1994. Other loss reported for 1994 included $2 million for the writeoff of assets while amounts reported in 1995 included a gain of $2 million attributable to a price concession on raw materials purchased in the prior year and an environmental remediation settlement.

TOTAL COMPANY RESULTS

Total Company net sales increased $23.2 million to $705.3 million in the third quarter and increased $216.3 million to $2,067.2 million for the first nine months of 1995 over the same periods of 1994. Income from operations increased $5.6 million to $93 million in the third quarter and increased $56.7 million to $266.4 million for the first nine months of 1995 over the same periods of 1994. These improvements were due to increases at both Riverwood and Schuller.

In August 1995, the Company sold its remaining investment in Stillwater Mining Company for net cash proceeds of $110.5 million resulting in a pretax gain on the sale of equity securities of $74.9 million.

Compared with the corresponding periods of 1994, interest income for the third quarter and first nine months of 1995 increased by $2 million and $6.8 million, respectively, primarily due to higher average cash and marketable securities balances and higher interest rates during 1995.

Interest expense increased $3.1 million to $37 million for the third quarter of 1995 and increased $14.1 million to $114.1 million for the first nine months of 1995 over the corresponding periods of 1994. During the third quarter and first nine months of 1995, the Company capitalized interest totaling $2 million and $4.3 million, respectively, on construction projects. During the third quarter and first nine months of 1994, the Company capitalized interest totaling $7 million and $19.9 million, respectively, of which the majority was capitalized in connection with the Macon Conversion, which was completed in late 1994. Gross interest expense incurred, before capitalization of interest, was $118.4 million for the first nine months of 1995, a $1.5 million decrease when compared with $119.8 million for the same period in 1994.

Profit sharing expense for the third quarters of 1995 and 1994 totaled $8.7 million and $5.1 million, respectively. Year-to-date profit sharing expense for 1995 totaled $24.2 million compared with $12.5 million for the same period in 1994, an increase of $11.7 million. Both the quarterly and year-to-date increases in profit sharing expense are principally due to higher operating income in 1995 over 1994.

The Company's 1995 and 1994 tax rates on operations for the first nine months were approximately 42 percent and 43 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to higher foreign effective tax rates and U.S. state and local taxes.

The Company's equity in earnings of affiliate, which was $9.4 million and $28 million for the third quarter and first nine months of 1995, respectively, is comprised of Riverwood's proportionate share of the net earnings of Igaras.

In the third quarter of 1994, the Company completed two debt refinancings that resulted in an aggregate extraordinary loss on early extinguishments of debt of $34.7 million, net of income taxes of $16.4 million.

Riverwood completed a refinancing program in the third quarter of 1994 and used the proceeds of the new borrowings to prepay approximately $179 million of principal of notes payable and to pay related accrued interest and expenses of the refinancing. The extraordinary charge for this early retirement of debt was $7.9 million, net of income taxes of $5 million.

On September 22, 1994, (with further adjustments in the fourth quarter of 1994 in accordance with the agreement related to the prepayment), the Company prepaid $343 million of its bond obligations, including accrued interest, to the PI Trust with the exchange of an aggregate principal amount of $379 million of 10-3/8 percent Senior Notes due 2004 of its wholly owned subsidiary, Schuller. The transaction resulted in an extraordinary loss on the early extinguishment of debt of $26.8 million, net of income taxes of $11.4 million.

Net income applicable to common stock for the third quarter of 1995 increased $89.3 million to $77.4 million from the same period in 1994. Year-to-date net income applicable to common stock for 1995 increased $124.1 million to $127.7 million from the same period in 1994.

Primary and fully diluted earnings per common share for the third quarter of 1995 were $0.62 and $0.61, respectively, as compared with a primary and fully diluted loss per common share of $0.10 each for the same period in 1994. Primary and fully diluted earnings per common share for the nine month period ended September 30, 1995 were $1.03 and $1.01, respectively, as compared with primary and fully diluted earnings per common share of $0.03 each for the same period in 1994. Earnings per common share amounts were calculated after deducting preference stock dividends. In addition, the 1995 fully diluted earnings per common share calculation assumes the conversion of Riverwood's
6.75 percent Convertible Subordinated Notes.

Excluding the charge for early extinguishments of debt and its effect on profit sharing expense from reported results, the Company would have reported net income applicable to common stock for the first nine months of 1994 of approximately $36 million, or $0.29 per share.

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

As a result of the Riverwood public offerings completed during 1992 and issuance of Schuller Senior Notes in 1994, the Manville holding company no longer has unrestricted access to cash flows generated by Riverwood and Schuller. In addition, certain of the Company's foreign subsidiaries may be restricted in the amount of dividends that can be repatriated due to governmental regulations, economic conditions or provisions contained in financing agreements. The Manville holding company's ability to generate sufficient cash in 1995 and beyond is dependent upon funds generated from tax sharing agreements with Riverwood and Schuller, dividends declared by

Riverwood and Schuller, asset dispositions and capital raised through external sources.

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

Riverwood's cash flows from operations are influenced by selling prices and costs and are subject to moderate seasonality with demand usually increasing in the spring and summer. Riverwood's beverage carton products historically have experienced stable pricing while folding cartons and open market coated board sold to folding carton markets have experienced some moderate cyclical pricing. Linerboard and wood products prices have also experienced cyclicality. Linerboard prices increased significantly during the first nine months of 1995 compared with the first nine months of 1994. The cost of recycled fiber used in Riverwood's paperboard production has also increased in 1995 compared with 1994. The U.S. Timberlands/Wood Products segment has experienced higher prices for plywood and lower prices for lumber in the first nine months of 1995 compared with the same period of 1994.

During the third quarter of 1995, Riverwood took paper machine outages at its West Monroe and Macon mills to begin to correct imbalances in containerboard inventories that resulted from weakness in the containerboard industry. During October 1995, Riverwood took additional paper machine outages at both the West Monroe and Macon mills and Riverwood expects to take additional paper machine outages in the fourth quarter of 1995.

Schuller's cash flows generated by operating activities are primarily influenced by sales volume and selling prices. During the first nine months of 1995, most of Schuller's businesses benefited from higher sales volume while the businesses in Schuller's Building Products segment and its mats and fibers business also benefited from higher selling prices.

Demand for Schuller's products has historically been cyclical due to macroeconomic factors affecting residential and commercial construction markets. Schuller estimates that approximately half of its annual sales are made to commercial and industrial construction markets, while approximately one-third are made to residential markets, and the remainder are made to original equipment manufacturers. Although 1995 U.S. housing starts have declined slightly from 1994 levels, energy conservation trends, repair and remodel activity, growing commercial and industrial construction activity and continued strong worldwide demand for continuous filament fiber glass are expected to offset the effects of such a decline.

Changes in Schuller's accounts receivable and inventory balances reflect the cyclical nature of demand for Schuller's products and the corresponding changes in actual and anticipated sales levels. Compared with the increase in accounts receivable for the first nine months of 1994, the increase in accounts receivable for the same period of 1995 reflects a slower rate of growth in 1995 sales than was experienced during the first nine months of 1994. In addition, strong demand throughout the entire year of 1994 resulted in a decrease in inventory levels during the first nine months of 1994, while increased production capacity coupled with a slowing rate of growth in 1995 sales resulted in an increase in inventory balances during the first nine months of 1995.

Riverwood has paid quarterly cash dividends of $0.04 per share on its common stock during the first nine months of both 1995 and

1994. As a result, the Manville holding company received $2.1 million during both the third quarters of 1995 and 1994 and $6.4 million in both the first nine months of 1995 and 1994 in connection with the payment of Riverwood common dividends. Riverwood currently intends to continue paying quarterly dividends of $0.04 per share on its common stock subject to a number of conditions, including declaration by Riverwood's Board of Directors and compliance with covenants in debt instruments and other agreements.

Manville paid a cash dividend of $6.2 million, or $0.675 per share, in both the third quarters of 1995 and 1994 to Cumulative Preference Stock, Series B, stockholders. Manville paid cash dividends totaling $18.7 million and $16.6 million during the first nine months of 1995 and 1994, respectively, to Cumulative Preference Stock, Series B, stockholders.

At September 30, 1995, the Company had net working capital of $533 million, including cash and marketable securities of $409.6 million. Total cash and marketable securities located outside of the United States and Canada were approximately $56.7 million. Approximately $42.5 million of cash and marketable securities is held by Riverwood and $124.8 million is held by Schuller.

Cash and equivalents decreased by $14.9 million during the first nine months of 1995. This decrease is primarily attributable to cash used for capital spending, net purchases of marketable securities and payments of dividends, offset in part by cash generated by operating activities and proceeds from the sale of assets.

At September 30, 1995, Riverwood and its U.S. and international subsidiaries had approximately $230 million in revolving credit facilities, of which approximately $84 million was available for borrowing. In addition, Riverwood had arrangements with certain international banks for discounting receivables. As of September 30, 1995, approximately $1 million of overseas receivables were discounted.

At September 30, 1995, Schuller had a $100 million domestic receivables sale facility (the "Receivables Facility") available for its short-term working capital needs. There have been no borrowings under the Receivables Facility. Schuller's foreign subsidiaries also had working capital facilities totaling $70 million, all of which was available for borrowing at September 30, 1995.

The Manville holding company had no credit facilities as of September 30, 1995. However, as of September 30, 1995 the Manville holding company had $242.2 million of cash and marketable securities and had a total of $37.6 million of intercompany notes receivable from Riverwood and Schuller. The Manville holding company has no debt or other agreements that place significant restrictions on its or its operating subsidiaries' ability to incur additional indebtedness.

Excluding capitalized interest, Riverwood's 1995 capital expenditures are expected to be approximately $145 million to $165 million, related primarily to increasing paper production efficiencies, increasing converting capacity and producing packaging machinery. In April 1995, Riverwood announced plans to invest approximately $30 million to build a new carton converting plant in Georgia. The new carton plant is anticipated to start up in March 1996 and produce cartons for the 1996 beverage season.

Schuller currently estimates capital spending in 1995 of approximately $110 million, half of which will be used in capacity expansion programs. Capital expenditures for the nine months ended September 30, 1995 totaled $80 million, of which approximately $48 million were attributable to capacity expansion projects. Schuller plans to fund future capital spending from existing cash balances and cash flows generated by operations.

In total, Manville's 1995 capital expenditures are expected to be approximately $255 million to $275 million, exclusive of capitalized interest.

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

RELATIONSHIP OF MANVILLE TO THE PERSONAL INJURY SETTLEMENT TRUST
The PI Trust owns approximately 78 percent of Manville's Common Stock. The PI Trust is an irrevocable trust formed under the laws of the State of New York, pursuant to a trust agreement dated as of November 28, 1988, as amended (the "Trust Agreement"), to implement certain portions of the Company's Second Amended and Restated Plan of Reorganization (the "Plan"), in particular, those relating to the settlement of asbestos health claims against Manville and certain of its affiliates. As the owner of approximately 78 percent of Manville's Common Stock, the PI Trust has effective voting control over the Company, including the power to nominate and elect Manville directors as the trustees of the PI Trust determine. Three trustees of the PI Trust currently serve as members of Manville's Board of Directors.

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

Beginning in 1992, the Company became obligated under the Plan to pay annually to the PI Trust 20 percent of net earnings (adjusted as specified in the definition of "Profits" in the Amended and Restated Supplemental Agreement between the PI Trust and Manville). Payments to the PI Trust are due each year based on the prior year's net earnings and will continue for as long as the PI Trust is in existence. After termination of the PI Trust, an independent profit sharing obligation on the same terms arises in favor of Manville Property Damage Settlement Trust, if it is in existence after the termination of the PI Trust. Based upon a review of the existing and potential claims facing the two trusts, the Company believes that the profit sharing, for all practical purposes, will be payable for the foreseeable future unless the Company and one or both of the trusts agree to a restructuring or modification of the profit sharing obligation at some future date. In October 1995, the Company and the PI Trust entered into a profit sharing exchange agreement (See Subsequent Events). The Company paid $18.3 million to the PI Trust in April 1995 related to 1994 profit sharing.

SUBSEQUENT EVENTS

In October 1995, the Company announced that Riverwood entered into a definitive merger agreement providing for the acquisition of Riverwood by a group including funds managed by Clayton, Dubilier

& Rice, Inc. and Brown Brothers Harriman & Co., and senior management of Riverwood. Based on the merger price of $20.25 per share of Riverwood common stock, Manville would receive gross proceeds from the merger of approximately $1.08 billion for its Riverwood investment with the transaction expected to close in the first quarter of 1996. Although the Company expects a gain on the sale, the effective book tax rate on the disposition is expected to exceed normal statutory rates. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", certain tax consequences of the disposition may be recognized by the Company in the fourth quarter of 1995. However, the cash taxes on the sale should be lower than normal statutory rates due to the Company's net operating loss carryforwards and deductions related to the profit sharing exchange described below.

The merger is subject to the receipt of all necessary financing, as well as the receipt of regulatory approvals, and other customary conditions. The merger is also subject to approval by the holders of a majority of the outstanding shares of Riverwood common stock. Manville has agreed to vote its Riverwood shares for the merger, subject to, among other things, approval by the stockholders of Manville of the disposition of its Riverwood investment, receipt of necessary consents from the PI Trust and the satisfaction of certain of the conditions to the Exchange (defined below) and the dividend described below. For a more complete description of the transaction and related documents, please refer to the Company's Form 8-K filed with the Securities and Exchange Commission on November 1, 1995.

In October 1995, the Company and the PI Trust entered into a profit sharing exchange agreement (the "Agreement") which provides for the PI Trust to exchange (the "Exchange") its right to receive annually 20 percent of the Company's net earnings for common stock of the Company representing 20 percent of the common stock of Manville assuming exercise of all outstanding options and warrants and after giving effect to the Exchange. The Exchange is subject to a number of conditions, including bankruptcy court approval and consummation of a sale or other disposition of Riverwood. It is contemplated that the Exchange would take place in connection with a pro rata dividend to all stockholders of the net proceeds to Manville from the disposition of Riverwood. Under the Agreement, before paying any dividend, the Company may elect to apply a portion of the proceeds from the disposition of Riverwood to the redemption of all or part of its outstanding Cumulative Preference Stock, Series B, having an aggregate liquidation preference of approximately $231 million plus accrued dividends, and its outstanding $26 million of 9 percent Sinking Fund Debentures. The closing of the Exchange (the "Closing") which is expected to occur in the first quarter of 1996, would take place after the declaration date of, but prior to the record date for, such dividend.

The Company will pay a partial-year profit sharing payment to the PI Trust for the fiscal year during which the Exchange occurs through the day before the Closing. The payment will be 20 percent of net earnings (as adjusted) for the partial-year period.

Based on the current number of Manville common shares, warrants and stock options, the Company estimates that it will issue approximately 32.6 million shares of the Company's Common Stock in satisfaction of the profit sharing obligation. The Company will record an extraordinary loss at Closing for the fair market value of the common stock exchanged. For a more complete description of the Exchange and related documents, please refer to the Company's Form 8-K filed with the Securities and Exchange Commission on November 1, 1995.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits.

                 Exhibit 10(a), Eighth Amendment, dated as of August 15, 1995, to the Manville Personal Injury Settlement Trust Agreement among Johns-Manville Corporation et al, as Trustors, Donald M. Blinken et al, as Former Trustees, and Christian E. Markey, Jr., as Trustee of the Manville Personal Injury Settlement Trust.

                 Exhibit 15, Letter of Coopers and Lybrand L.L.P.

                 Exhibit 27.2, Financial Statement Schedules, dated as of September 30, 1995.

        (b)      Form 8-K.

                 Form 8-K dated October 25, 1995 and filed with the Securities and Exchange Commission on November 1, 1995, regarding the Agreement and Plan of Merger among Riverwood International Corporation, CDRO Holding Corporation and CDRO Acquisition Corporation and the Profit Sharing Exchange Agreement between Manville Corporation and Manville Personal Injury Settlement Trust.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MANVILLE CORPORATION
                                            (Registrant)



Date:  November 14, 1995                By:   /s/  R. B. Von Wald
                                            -----------------------------------
                                                   R. B. Von Wald
                                                   Senior Vice President,
                                                   General Counsel and Secretary




Date:  November 14, 1995                By:   /s/  R. E. Cole
                                            -----------------------------------
                                                   R. E. Cole
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                                               PAGE
------                        -------------------                                               ----
10(a)            Eighth Amendment, dated as of August 15, 1995, to the Manville
                 Personal Injury Settlement Trust Agreement among
                 Johns-Manville Corporation et al, as Trustors, Donald M.
                 Blinken et al, as Former Trustees, and Christian E. Markey,
                 Jr., as Trustee of the Manville Personal Injury Settlement
                 Trust.

15               Letter of Coopers and Lybrand L.L.P.

27.2             Financial Statement Schedules, dated as of September 30, 1995.
