Form 10-K405
period 1995-12-31
SCHULLER CORP
filed 1996-04-11
CIK 355473

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1995
                                          OR
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________
                           Commission file number 1-8247

                                 SCHULLER CORPORATION
                (Exact name of registrant as specified in its charter)


            DELAWARE                                 84-0856796
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

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
  Common Stock ($.01 par value)        New York Stock Exchange, Inc.
   Cumulative Preference Stock,        New York Stock Exchange, Inc.
    Series B ($1.00 par value)
   Warrants for the Purchase of        New York Stock Exchange, Inc.
         Common Stock
   9% Interest Deferred Sinking        New York Stock Exchange, Inc.
        Fund Debentures

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
Yes  x        No
   --------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  x        No
   --------      --------

Based solely on the New York Stock Exchange, Inc. closing price as of April 5, 1996, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $467,498,125.

As of April 5, 1996, there were 161,491,620 shares of the registrant's sole class of common stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

The following documents or portions thereof filed with the Securities and Exchange Commission are incorporated herein by reference:

       The Selected Five-Year Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Selected Quarterly Financial Data contained in Supplementary Data of the Company's 1995 Annual Report to securityholders are incorporated by reference into Parts II and IV of this report.

The Annual Report to securityholders, except for portions thereof that have been specifically incorporated by reference, shall not be deemed filed as part of this Annual Report on Form 10-K.

                            TABLE OF CONTENTS TO FORM 10-K

                                        PART I
                                                                           PAGE
                                                                           ----
ITEM 1.  BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
         Introduction. . . . . . . . . . . . . . . . . . . . . . . . . .    1
         Significant Developments. . . . . . . . . . . . . . . . . . . .    1
         Description of the Business.. . . . . . . . . . . . . . . . . .    2
         Building Products . . . . . . . . . . . . . . . . . . . . . . .    2
         Engineered Products . . . . . . . . . . . . . . . . . . . . . .    4
         Materials . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
         Manufacturing . . . . . . . . . . . . . . . . . . . . . . . . .    5
         Research and Development. . . . . . . . . . . . . . . . . . . .    6
         Patents . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6
         Labor Relations . . . . . . . . . . . . . . . . . . . . . . . .    6
         Seasonality . . . . . . . . . . . . . . . . . . . . . . . . . .    6
         Environmental Regulations . . . . . . . . . . . . . . . . . . .    6
         Occupational Health and Safety Regulations. . . . . . . . . . .    6

ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . .    9
         Headquarters  . . . . . . . . . . . . . . . . . . . . . . . . .    9
         Manufacturing and Development Facilities. . . . . . . . . . . .    9

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .   10
         Relationship With Trust . . . . . . . . . . . . . . . . . . . .   10
         Plan of Reorganization and Related Injunction . . . . . . . . .   10
         Environmental Proceedings . . . . . . . . . . . . . . . . . . .   11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS  . . . . . .   12

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . .   12
ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . .   12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . .   12
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . .   13
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . .   13

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . .   13
ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . .   19
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . .   26
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .   28

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .   28

The "Company" when used in this Form 10-K refers to Schuller Corporation (formerly known as Manville Corporation), incorporated in the State of Delaware in 1981, including, where applicable, its consolidated subsidiaries. "Schuller" refers to Schuller International Group, Inc., including, where applicable, its subsidiaries.

                                        PART I

ITEM 1.        BUSINESS

INTRODUCTION

       Schuller Corporation (formerly known as Manville Corporation) is an international holding company which was incorporated in Delaware in 1981 to continue businesses begun by its predecessors in 1858. The Company owns all of the outstanding common stock of Schuller International Group, Inc. ("Schuller") and, until March 27, 1996, approximately 81 percent of the outstanding common stock of Riverwood International Corporation ("Riverwood") (See "Significant Developments").

       Schuller is a leading manufacturer of insulation and building products, with 1995 sales of approximately $1.39 billion. Schuller produces and markets insulation products for buildings and equipment, commercial roofing systems, high efficiency air filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications. Schuller is a wholly owned subsidiary of the Company.

SIGNIFICANT DEVELOPMENTS

       SALE OF RIVERWOOD. On March 27, 1996, the Company disposed of all of the shares of common stock of Riverwood held by the Company as a result of the merger of a newly formed acquisition company owned by an investor group with and into Riverwood (the "Riverwood Disposition"). In the Riverwood Disposition, the Company received approximately $1.08 billion in the aggregate for the approximately 81 percent of the outstanding shares of Riverwood common stock held by the Company.

       For financial reporting purposes, Riverwood's results have been included in discontinued operations. See Note 7 to the Company's Consolidated Financial Statements, incorporated by reference herein.

       DECLARATION OF DIVIDEND. On March 27, 1996, the Company's Board of Directors declared a dividend of $6.00 per share on the Company's common stock, par value $.01 per share (the "Common Stock"), to be paid on April 12, 1996 to stockholders of record at the close of business on April 8, 1996.

       PROFIT SHARING EXCHANGE AGREEMENT. On October 25, 1995, the Company and Manville Personal Injury Settlement Trust (the "Trust") entered into a Profit Sharing Exchange Agreement pursuant to which the Trust agreed to exchange its right to receive annually 20 percent of the Company's adjusted net earnings for newly issued shares representing 20 percent of outstanding Common Stock on a fully diluted basis as of the date of issuance (assuming exercise of all outstanding options, warrants and other rights to acquire Common Stock, and after giving effect to such issuance). Pursuant to the Profit Sharing Exchange Agreement, on April 5, 1996, the Company issued 32,527,110 shares of Common Stock to the Trust in exchange for its profit sharing right.

       SALE OF STILLWATER. In August 1995, the Company sold its remaining stock investment in Stillwater Mining Company ("Stillwater") for net cash proceeds of $110.5 million. The Company retained a five percent net smelter royalty on certain Stillwater mining claims.

       EXPANSION ACTIVITIES. Effective January 1, 1996, Schuller formed a joint venture with China National New Building Materials Corporation and Tianma Corporation to manufacture fiber glass mat in China. The joint venture, in which Schuller has a 60 percent interest, will operate and expand an existing fiber glass mat facility in the City of Changzhou, Jiansu Province. In early 1996, Schuller acquired Nord Bitumi SpA and Nord Bitumi U.S., Inc., manufacturers of modified bitumen roofing products, and Web Dynamics Corporation, a manufacturer of polymer filtration products.

DESCRIPTION OF THE BUSINESS

       Schuller is a leading manufacturer of insulation and building products, with 1995 net sales of approximately $1.39 billion. Schuller manufactures and markets insulation products for buildings and equipment, commercial and industrial roofing systems, high efficiency air filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications. Schuller operates 43 manufacturing facilities in North America, Europe and China and is comprised of two principal business segments, as set forth in the following table:

     PRODUCT GROUPS BY BUSINESS SEGMENT (1)       PRODUCTS AND APPLICATIONS

          BUILDING PRODUCTS

               Building Insulation                Fiber glass wool insulation
                                                  for walls and attics

               Commercial and Industrial          Roofing systems, including
                 Roofing Systems                  membranes, insulation,
                                                  accessories and related
                                                  guarantees


               Mechanical Insulations             Pipe and duct insulation for
                                                  various commercial
                                                  applications

          ENGINEERED PRODUCTS

               Specialty Insulations and          Thermal and acoustic
                 Filtration                       insulation for aircraft;
                                                  automobiles; heating,
                                                  ventilating and air
                                                  conditioning ("HVAC"); and
                                                  other equipment

                                                  Air filtration media for
                                                  buildings, ultra fine fibers
                                                  for clean room air filters and
                                                  battery separators

               Mats and Fibers                    Fibers and nonwoven mats for
                                                  reinforcing roofing and
                                                  flooring
- --------------------

     (1)  For additional business segment information and geographical data, see
          Note 29 to the Company's Consolidated Financial Statements.

BUILDING PRODUCTS

        Schuller's Building Products segment, with 1995 net sales of $805.6 million, or 56.8 percent of Schuller's total net sales (before elimination of intersegment sales), is comprised of the building insulation, commercial and industrial roofing systems and mechanical insulations product groups.

BUILDING INSULATION

        PRODUCTS. Schuller's building insulation business manufactures a complete line of fiber glass wool insulation for walls and attics in residential and commercial buildings. Schuller's building insulation products include fiber glass bats, rolls, blowing wool and related products.

        The business operates six manufacturing and two support facilities throughout North America to serve regional population and construction centers. This regional structure, which keeps most shipping distances within a 500-mile radius, improves Schuller's customer service and reduces its total transportation costs.

        MARKETS AND DISTRIBUTION. Demand for Schuller's building insulation products is driven primarily by North American housing starts. Schuller estimates that during 1995, 75 percent of its wall and attic insulation was sold to residential markets and the remaining 25 percent was sold to commercial markets. Other important influences are the repair/remodel market and commercial construction of warehouses and light manufacturing facilities.
In addition, implementation of various federal and state energy conservation codes serves to increase the amount of insulation per unit built.

        Building insulation products typically reach end users through contractors, mass merchants and distributors. Schuller's marketing efforts are normally directed toward insulation contractors and national mass merchants.

        COMPETITION. Schuller's building insulation business competes primarily with Owens-Corning Fiberglas Corporation ("OCF") and CertainTeed Corporation, the U.S. subsidiary of Compagnie de Saint-Gobain ("CSG"). Schuller competes in the building insulation business primarily on the basis of price, packaging/merchandising and service.

COMMERCIAL AND INDUSTRIAL ROOFING SYSTEMS

        PRODUCTS. Schuller's roofing systems business is a full-line supplier of roofing systems and components for flat commercial and industrial roofs, including a wide range of membranes, insulations, accessories and roofing system guarantees.

        Schuller's commercial roofing systems business operates twelve manufacturing facilities and six distribution facilities in North America, and one manufacturing facility in Italy. In early 1996, Schuller expanded this business by acquiring Nord Bitumi SpA and Nord Bitumi U.S., Inc., manufacturers of modified bitumen roofing products.

        MARKETS AND DISTRIBUTION. Demand for Schuller's roofing systems products is driven primarily by commercial and industrial reroofing needs. Schuller estimates that approximately 75 percent of its commercial and industrial roofing sales during 1995 were attributable to reroofing, with the balance attributable to new construction. While sales of roofing systems are affected by levels of new construction and general economic conditions, sales attributable to reroofing are less sensitive to these factors, thus mitigating the adverse effect of recessionary periods.

        Schuller targets architects and specifiers who generally recommend premium roofing systems. Approximately 95 percent of Schuller's commercial and industrial roofing sales during 1995 were sold through wholesale distributors; the remainder was sold through contractors.

        COMPETITION. The commercial roofing business is a highly fragmented market. Competitors include several large national participants, such as GAF Corporation, Tamko Asphalt Products Inc., Bridgestone/Firestone, Inc., Carlisle Companies Incorporated, The Celotex Corporation, and various smaller regional companies. Schuller competes in the commercial roofing business primarily on the basis of price, breadth of product line, specifications, level of guarantees and systems reliability.

MECHANICAL INSULATIONS

        PRODUCTS. Schuller's mechanical insulations business produces pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications. Recent industry attention to indoor environmental quality prompted Schuller to introduce several new air handling products. Schuller's EnviroSystem-TM-, a group of products sold together aimed at indoor environmental quality improvement, includes duct insulation with enhanced thermal and acoustical properties with an antimicrobial agent for improved air quality and air filtration.

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

ENGINEERED PRODUCTS

        Schuller's Engineered Products segment, with 1995 net sales of $612.5 million, or 43.2 percent of Schuller's total net sales (before elimination of intersegment sales), is comprised of the specialty insulations and filtration and mats and fibers product groups.

SPECIALTY INSULATIONS AND FILTRATION

        PRODUCTS. Schuller's specialty insulations and filtration businesses produce thermal and acoustic insulation for aircraft, automobiles, HVAC and other equipment; air filtration media for commercial and industrial buildings; and ultra fine fibers for clean room air filters and battery separators. Specialty insulations and filtration products generally require extremely fine and uniform fibers to provide the required insulation and filtration properties, and therefore command higher prices than other fiber glass products. In early 1996, these businesses were expanded through the acquisition of Web Dynamics Corporation, a manufacturer of polymer filtration products.

        Specialty insulations and filtration products are manufactured at eleven of Schuller's U.S. facilities.

        MARKETS AND DISTRIBUTION. Demand for Schuller's specialty insulations and filtration products is driven primarily by commercial construction (HVAC and other insulations), commercial building occupancy (air filter media), the construction of clean rooms requiring dust-free environments which are primarily used by the pharmaceutical and semiconductor industries (ultra fine fibers), and the production of aircraft and automobiles (specialty insulations). The growing public attention to indoor environmental quality also stimulates filtration media demand.

        Specialty insulations are typically sold to distributors and fabricators who, in turn, sell to original equipment manufacturers. Air filtration media products are sold to producers of air filtration systems for use in commercial buildings. Ultra fine fibers are sold to specialty filtration paper manufacturers.

        COMPETITION. Schuller's specialty insulations and filtration businesses compete with a variety of large and small companies in its various niche markets. Schuller competes in the specialty insulations and filtration business primarily on the basis of quality and product customization.

MATS AND FIBERS

        PRODUCTS. Schuller's mats and fibers business manufactures continuous filament fiber glass-based products (chopped fiber and fiber glass mat) used for reinforcing roofing, flooring, wall covering and plastics. Schuller is a worldwide supplier of nonwoven fiber glass mat products, which are used as substrates in roofing and flooring. Schuller focuses on roofing and flooring substrates rather than plastics reinforcements and electrical-grade yarn.

        The business operates four manufacturing plants and one support facility in the United States. Schuller GmbH, Schuller's German subsidiary, operates three plants in Germany and one plant in Poland. Schuller GmbH was the pioneer in wet fiber glass mat technology and also developed the unique sliver fiber glass process, which created the market for fiber glass wall coverings in Europe.

        Effective January 1, 1996, Schuller formed a joint venture with China National New Building Materials Corporation and Tianma Corporation to manufacture fiber glass mat in China. The joint venture, in which Schuller has a 60 percent interest, will operate and expand an existing fiber glass mat facility in the City of Changzhou, Jiansu Province.

        MARKETS AND DISTRIBUTION. Demand for Schuller's mats and fibers products is driven primarily by the worldwide commercial construction and retrofit markets, as well as by U.S. residential construction and reroofing. These products are sold directly to roofing and flooring manufacturers as well as to European textile weavers. Schuller's U.S. mats and fibers business provides fiber glass mat to Schuller's commercial roofing systems business for its fiber glass-based roofing products.

        COMPETITION. Schuller's primary competitors in the worldwide mats and fibers business are OCF and CSG. Schuller competes in the mats and fibers business primarily on the basis of price and service.

MATERIALS

        Fiber glass is the basic material in most of Schuller's products. Schuller also provides nonfiber glass materials to satisfy the broader needs of its customers. For example, calcium silicate pipe products and plastic accessories complement Schuller's product offerings to commercial/industrial insulation distributors. Polyimide foam is manufactured for marine insulation and is used by the United States Navy in shipbuilding. Commercial roofing systems use perlite insulation board, rubber membranes and polyester substrates in addition to fiber glass substrates. In order to further broaden its product lines, Schuller is pursuing expansion into certain polymer fiber applications for filtration, substrates, and equipment and apparel insulation, as evidenced by the recent acquisition of Web Dynamics Corporation.

        The principal raw materials used to manufacture fiber glass products include sand, soda ash, lime, borate minerals and aluminous materials. Phenolic-formaldehyde, urea-formaldehyde and other resins are also used to bind glass fibers into useful shapes. All of these materials are readily available in sufficient quantities from various sources for Schuller to maintain and expand its current production levels.

MANUFACTURING

        Schuller manufactures two different types of fiber glass: (i) wool used for insulation and filtration and (ii) continuous filament fiber glass and sliver (string-like textile fibers) used in mats and fibers.

        Schuller manufactures fiber glass wool using two different technologies. Building insulation and certain duct insulation products are produced using a patented rotary process. The rotary process, common in the fiber glass industry, is the most cost-effective method of producing fiber glass building and other insulations. In addition, for its pipe insulation, specialty insulations and filtration products, Schuller primarily uses the pot and marble process, which, while older and inherently higher in cost than the rotary process, produces glass fibers with the superior qualities (high tensile strength and fine diameter) required in specialty applications. In the last several years, Schuller has upgraded and modernized its pot and marble equipment and intends to continue this program in order to serve the higher value niche markets in which Schuller participates.



        As a result of economic conditions, new product introductions and market share gains in certain of its businesses, Schuller is currently operating certain of its fiber glass production facilities at or near capacity. Accordingly, Schuller plans several capacity expansions which will be completed incrementally over the next several years in order to provide additional capacity for building insulation, mechanical and specialty insulations, and continuous filament roofing fiber. As a part of this capacity expansion, in November 1995, Schuller announced the construction of new equipment to increase capacity by 100 million pounds by mid-1997. Schuller periodically reevaluates its capacity expansion plans based on current economic conditions and overall industry capacity.

RESEARCH AND DEVELOPMENT

        The Company carries out research and development activities at its facilities in Littleton, Colorado; Waterville, Ohio; Richmond, Indiana and Wertheim, Germany. Research, development and engineering expenses for the years ended December 31, 1995, 1994 and 1993 were $30.0 million, $29.7 million and $28.0 million, respectively.

PATENTS

        The Company presently owns, controls or holds licenses to approximately 600 U.S. and foreign patents and patent applications. While the Company regards its patents and licenses as valuable, it does not consider any of its businesses to be materially dependent upon any single patent or license.

LABOR RELATIONS

        At March 31, 1996, the Company employed approximately 7,500 persons worldwide, of whom approximately 3,700 were covered by collective bargaining agreements. The Company has experienced a long history of good working relationships with its employees and labor unions.

SEASONALITY

        The Company's quarterly results of operations are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year, thereby increasing sales and gross profits in those periods.

ENVIRONMENTAL REGULATIONS

        All of the Company's domestic operations are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. The most significant of the federal laws are the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). These environmental regulatory programs are administered by the federal Environmental Protection Agency ("EPA"). In addition, states and local jurisdictions have adopted equivalent or more stringent environmental laws and regulations, or have enacted their own parallel environmental programs, which
are enforced through various state and local administrative agencies.   See
"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 13 to the Company's Consolidated Financial Statements, each incorporated by reference herein.
See, also "Legal Proceedings--Environmental Proceedings."

OCCUPATIONAL HEALTH AND SAFETY ASPECTS OF THE COMPANY'S  PRODUCTS

        The Company has an ongoing product stewardship program to facilitate compliance with existing laws, and to protect the health and safety of the Company's employees, customers and the general public. This program is implemented, in important part, through extensive research, a continuing process of workplace and product evaluation and an extensive communications program. National and international scientific authorities are involved on an ongoing basis in the assessment of potential human health hazards. The results of these evaluations are reported regularly to employees and customers as part of the Company's communications program.

        The Company manufactures, processes and sells products, and has in the past manufactured, processed and sold products, that contain certain chemicals or substances, including man-made vitreous fibers ("MMVF") such as fiber glass, refractory ceramic fiber ("RCF") and mineral wools classified by the International Agency for Research on Cancer ("IARC") as possible human carcinogens. In 1987, the IARC evaluated the carcinogenicity of MMVF. Fiber glass wool, RCF and mineral wool were classified as "possibly carcinogenic to humans." The IARC concluded that continuous glass filament (chopped strand) was "not classifiable as to human carcinogenicity." Crystalline silica exists in trace amounts in the Company's calcium silicate insulation products and is a major constituent of the diatomaceous earth products produced by a former subsidiary. In 1988, the IARC classified crystalline silica as "probably carcinogenic to humans." Asphalt used by the Company's roofing operations presently is being evaluated by the National Institute of Occupational Safety and Health to determine its carcinogenic potential.

        Although crystalline silica is a contaminant in one of the raw materials used in Schuller's calcium silicate insulation products, the silica content constitutes less than one percent of the finished product. Crystalline silica exposures have been measured under conditions of foreseeable use and found to be nondetectable. The IARC classification of crystalline silica was based upon animal studies and "limited" evidence of cancer in human studies. Hazard communication materials reflecting the potential cancer risk have been developed and are used by the Company to address the proper handling of these products by employees and customers.

        The Company sold most of its RCF operations in 1990 and agreed to indemnify the purchaser for pre-closing liabilities, including claims by transferred employees arising out of pre-closing occupational exposures incurred in the course of their employment with the Company or its predecessors. RCF products have been labeled as a possible cause of cancer since 1985. Subsequently, RCF product labels were revised to warn of the additional potential hazard associated with exposure to crystalline silica, which can be formed after use of RCF products at high temperatures.

        For purposes of occupational exposure, the Occupational Safety and Health Administration regulates all MMVF as nuisance dusts. The Company believes that it is in substantial compliance with all applicable workplace exposure regulations and product "right-to-know" labeling requirements with respect to MMVF. The language on these labels not only advises of the possible health hazards, but includes proper handling and protective measures to be followed.

        In 1987, the IARC reviewed epidemiological studies involving occupational exposure to fiber glass wool, including a large U.S. and a large European study of fiber glass manufacturing workers that had reported modest but statistically significant increases of lung cancer deaths compared to national mortality rates. The IARC concluded that evidence of cancer in humans from such epidemiological studies was "inadequate" to permit a conclusion regarding the presence or absence of a causal relationship with fiber glass exposure. The IARC also concluded, however, that the evidence from animal studies was "sufficient" to establish a causal relationship. That finding was based entirely on positive laboratory results achieved through implantation or other artificial techniques of exposing animals to fibrous materials. The relevance of such implantation studies to the evaluation of risk to humans has been questioned by many scientists, who believe that animal inhalation studies are more appropriate than animal implantation studies to assess the potential risk to humans.

        In 1990, the authors of the large U.S. epidemiological study reviewed by the IARC in 1987 noted a small, but statistically significant, excess in respiratory cancer deaths of fiber glass manufacturing workers compared with local mortality rates. However, as in the IARC assessment, the authors, after looking at the cumulative evidence from the relevant factors that might support a causal relationship, concluded that the evidence of an association between exposure to fiber glass wool and respiratory cancer was actually "somewhat weaker" than that at the time of the IARC assessment. The U.S. investigation is continuing to determine if the small excess in lung cancer was associated with lifestyle factors such as smoking or other workplace exposures. The next update is expected in 1996. Data contained in a recent draft report of an update of the large European epidemiological study show mortality findings for fiber glass wool similar to those from the large U.S. study.

        On June 24, 1994, the U.S. Department of Health and Human Services ("HHS") announced its decision to act on the recommendation of the National Toxicology Program ("NTP") and list fiber glass wool and RCF in the Seventh Annual Report on Carcinogens ("ARC") as substances which "may be reasonably anticipated" to be a carcinogen. The NTP listing criteria provide that a substance must be listed if there are two or more animal studies showing carcinogenic effect, regardless of route of exposure and notwithstanding any other evidence. As a result, the NTP concluded that the results of the experimental animal implantation studies provided sufficient evidence to support the listing. HHS explained that the NTP "reasonably anticipated" category for fiber glass essentially corresponds to the IARC 1987 "possibly carcinogenic" classification.

        Labels and other hazard communication materials reflecting the potential cancer risk have been developed and are used by the Company to address the proper handling of fiber glass wool products by employees and customers. In addition, the Company has agreed to indemnify certain purchasers, under certain circumstances, for personal injury claims arising out of exposure to the Company's fiber glass wool products.

        Since 1988, the Company has funded, in conjunction with other companies in the industry, several epidemiological and chronic animal inhalation studies to assess the cancer-causing potential of MMVF. In August 1995, the industry expanded the animal research it had begun in 1988 to include exposure of hamsters to a building insulation/wool fiber and a special purpose glass fiber used in some filtration and a few thermal high performance applications. As with previous research involving exposure of rats to glass fibers, this study also is a two year chronic inhalation study which is now in its ninth month. Preliminary findings indicate that some of the hamsters exposed to special purpose fibers have developed fibrosis of the lung, and one animal also exposed to special purpose fibers has developed mesothelioma. The building insulation fibers have not, consistent with the previous inhalation study of this fiber, produced any adverse respiratory results. These preliminary findings has been reported to the United States Environmental Protection Agency ("EPA") under the Toxic Substances Control Act, and the Company has notified its employees and customers.

        While there is some disagreement within the scientific and medical community regarding the interpretation of the studies, based upon its analysis to date, the Company does not believe that the IARC classification, the listing in the ARC, or any action taken by federal and state regulatory agencies will have a material adverse effect on the Company. However, domestic and international regulatory and scientific authorities are involved on an ongoing basis in the assessment of potential human health hazards, and there can be no assurance that future actions taken by such authorities or other developments relating to the Company's liability for its products will not have an adverse effect on the Company.

ITEM 2.        PROPERTIES

HEADQUARTERS

        The Company and Schuller are headquartered and lease approximately 150,000 square feet of office space at Manville Plaza, a downtown Denver, Colorado office building.

MANUFACTURING AND DEVELOPMENT FACILITIES

        The following table sets forth certain information with respect to the Company's major manufacturing and development plants and buildings. All of the buildings are adequate and suitable for the business of the Company, have been well maintained and are in sound operating condition and regular use. The Lakewood, Colorado; Kansas City, Kansas; Edison, New Jersey; and Ennis, Texas facilities are leased.


        Location                                       Business Segment
        --------                                       ----------------

     UNITED STATES AND CANADA
     Innisfail, Alberta, Canada. . . . . . . . . . .   Building Products
     Tucson, Arizona . . . . . . . . . . . . . . . .   Engineered and Building
                                                       Products
     Corona, California. . . . . . . . . . . . . . .   Engineered Products
     Pittsburg, California . . . . . . . . . . . . .   Building Products
     Willows, California . . . . . . . . . . . . . .   Building Products
     Lakewood, Colorado. . . . . . . . . . . . . . .   Building Products
     Littleton, Colorado . . . . . . . . . . . . . .   Engineered and Building
                                                       Products
     Macon, Georgia. . . . . . . . . . . . . . . . .   Building Products
     Winder, Georgia . . . . . . . . . . . . . . . .   Building Products
     Rockdale, Illinois. . . . . . . . . . . . . . .   Building Products
     Waukegan, Illinois. . . . . . . . . . . . . . .   Building Products
     Bluffton, Indiana . . . . . . . . . . . . . . .   Engineered Products
     Greenfield, Indiana . . . . . . . . . . . . . .   Engineered Products
     Richmond, Indiana . . . . . . . . . . . . . . .   Building Products
     Kansas City, Kansas . . . . . . . . . . . . . .   Building Products
     McPherson, Kansas . . . . . . . . . . . . . . .   Building Products
     Lewiston, Maine . . . . . . . . . . . . . . . .   Building Products
     Natchez, Mississippi. . . . . . . . . . . . . .   Building Products
     Edison, New Jersey. . . . . . . . . . . . . . .   Building Products
     Penbryn, New Jersey . . . . . . . . . . . . . .   Building Products
     Plattsburg, New York. . . . . . . . . . . . . .   Building Products
     Defiance, Ohio. . . . . . . . . . . . . . . . .   Engineered and Building
                                                       Products
     Waterville, Ohio. . . . . . . . . . . . . . . .   Engineered Products
     Oklahoma City, Oklahoma . . . . . . . . . . . .   Building Products
     East Stroudsburg, Pennsylvania. . . . . . . . .   Engineered Products
     Etowah, Tennessee . . . . . . . . . . . . . . .   Engineered Products
     Baytown, Texas. . . . . . . . . . . . . . . . .   Building Products
     Cleburne, Texas . . . . . . . . . . . . . . . .   Engineered and Building
                                                       Products
     Ennis, Texas. . . . . . . . . . . . . . . . . .   Engineered Products
     Ft. Worth, Texas. . . . . . . . . . . . . . . .   Building Products
     Edinburg, Virginia. . . . . . . . . . . . . . .   Building Products
     Richmond, Virginia. . . . . . . . . . . . . . .   Building Products
     Parkersburg, West Virginia. . . . . . . . . . .   Engineered Products

     Location                                          Business Segment
     --------                                          ----------------

     INTERNATIONAL
     Changzhou, Jiangsu, China . . . . . . . . . . .   Engineered Products
     Karlstein, Bavaria, Germany . . . . . . . . . .   Engineered Products
     Steinach, Thuringen, Germany. . . . . . . . . .   Engineered Products
     Wertheim, Baden-Wuerttemberg, Germany . . . . .   Engineered Products
     Verona, Italy . . . . . . . . . . . . . . . . .   Building Products
     Altamira, Mexico. . . . . . . . . . . . . . . .   Building Products
     Leibliniec, Poland. . . . . . . . . . . . . . .   Engineered Products

ITEM 3.        LEGAL PROCEEDINGS

RELATIONSHIP WITH TRUST

        The Trust presently owns approximately 79 percent of the Common Stock, assuming the exercise of all outstanding warrants to purchase Common Stock. On October 25, 1995, the Company and the Trust entered into a Profit Sharing Exchange Agreement pursuant to which the Trust agreed to exchange its right to receive annually 20 percent of the Company's adjusted net earnings for newly issued shares of Common Stock representing 20 percent of the outstanding Common Stock on a fully diluted basis as of the date of issuance (assuming exercise of all outstanding options, warrants and other rights to acquire Common Stock, and after giving effect to such issuance). On April 5, 1996, the Company issued 32,527,110 shares of Common Stock to the Trust in exchange for its profit sharing right.

        The Trust is an irrevocable trust formed under the laws of the State of New York pursuant to a trust agreement dated as of November 28, 1988, as amended, to implement certain portions of the Manville Second Amended and Restated Plan of Reorganization (the "Plan"), as modified, in particular those relating to the settlement of asbestos health claims against the Company and certain of its affiliates. The Trust, in its present capacity as a holder of more than 50 percent of the Common Stock, has the power to nominate and elect the Company's directors as the trustees of the Trust determine. Three trustees of the Trust currently serve as members of the Company's Board of Directors.

PLAN OF REORGANIZATION AND RELATED INJUNCTION

        In 1982, the Company and its principal U.S. and Canadian subsidiaries (collectively, the "Schuller Group") filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The filings were precipitated by contingent tort liabilities arising out of the Schuller Group's previous asbestos-related business operations. The Company has provided detailed disclosures with respect to such matters in its earlier reports filed with the Securities and Exchange Commission. Parties interested in obtaining the earlier reports may contact the Company in care of Investor Relations, P.O. Box 5108, Denver, Colorado 80217-5108, specifying the information desired. In addition, the description below of the Plan, which was re-filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1992, is qualified in its entirety by reference to the Plan. Copies of the Plan are also available from the Company upon request.

        The Plan relieves the Company and the Schuller Group of the burden of defending thousands of asbestos lawsuits. This is accomplished through independent trusts created to assume, administer, settle and pay claims. In lieu of bringing actions against the Company and the Schuller Group, asbestos claimants may assert their claims only against the Trust or the Manville Property Damage Settlement Trust, which are funded by the Company pursuant to the Plan. The Plan, the injunction issued by the United State Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") in connection with the Plan (the "Injunction"), the Bankruptcy Code and the Act (as defined below) together operate to prohibit any lawsuits against the Company or the Schuller Group with respect to any past, present or future asbestos-related liabilities related to their discontinued mining, manufacturing and selling activities.

        The Injunction is a unique feature of the Schuller Group's Chapter 11 proceedings and could be challenged in future legal proceedings. The Bankruptcy Court found that the Injunction was "essential to the viability of the business operations of [the Schuller Group] and to the successful implementation of the Plan" and held that it had the authority to issue the Injunction. Should any asbestos claimant attempt to vacate or to modify the Injunction or to have the Injunction held inapplicable to such claimant, the Company believes, based on decisions and results of various legal proceedings, that the Injunction would be upheld and enforced against any such claimant.

        On October 22, 1994, President Clinton signed into law the Bankruptcy Reform Act of 1994 (the "Act"), which contains a new provision that is intended to give the Injunction and similar permanent injunctions issued in asbestos-related reorganization proceedings direct statutory protection from challenges and modifications. The new provision (a) grants bankruptcy courts express statutory authority, if certain conditions are met in asbestos-related Chapter 11 proceedings under the Bankruptcy Code, to issue injunctions prohibiting "present" and "future" asbestos claimants from suing the reorganized debtor, and (b) provides that such injunctions, when they become final and nonappealable, are permanent and not subject to modification by a court. By Amended Memorandum, Orders and Final Judgment entered on January 19, 1996, the United States District Courts for the Southern and Eastern Districts of New York and the United States Bankruptcy Court for the Southern District of New York jointly approved a settlement of the Trust's class action litigation brought to restructure how the Trust settles and pays claims, and concluded that the statutory requirements of the Act would be met when the Trust began to pay claims. The Trust has begun to pay claims pursuant to the settlement. Accordingly, the Injunction qualifies as an injunction which the Act declares to be permanent and not subject to modification by a court. The order approving the settlement was affirmed in all respects (except with respect to one issue among certain beneficiaries, the resolution of which does not affect the obligations of the Trust) by the United States Court of Appeals for the Second Circuit by an opinion and orders issued on February 21, 1996. If, however, regardless of the decisions, proceedings and legislation discussed above, the Injunction were to be vacated, modified or restricted in applicability in a way that permits a substantial number of claims to be asserted against the Company, the successful assertion of such claims could render the Company insolvent.

ENVIRONMENTAL PROCEEDINGS

        Certain sites historically used by the Company have been reported to be contaminated. Most of these were common industrial disposal sites, and were neither owned nor operated by the Company. In 1991, a lawsuit was instituted against the U.S. government in which a judgment was sought declaring that all environmental liability for such disposals prior to confirmation of the Plan was discharged as a part of the Plan. In 1994, a settlement of that litigation was entered into with the United States. The settlement agreement resolved the Company's liability at eight such historical sites where response costs and natural resource damages under both CERCLA and RCRA were known and quantifiable. Also, the settlement agreement resolved the Company's liability for remediation liability at an additional four sites where natural resources liability, if any, was not known and quantifiable. In satisfaction of its liabilities for such known and quantifiable costs and damages, the Company paid $1.7 million. Under this Global CERCLA agreement (which has no termination date), future liability at non-Company owned or operated sites where the total response costs and natural resource damages are not yet known and quantifiable will be based on a formula which discounts the Company's maximum CERCLA and RCRA liability at each site by 45 percent, i.e., the Company will pay only 55 percent of its fair share at each site. Additionally, the settlement agreement provides that the amount the Company will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year, with any excess plus interest being carried forward to subsequent years, subject to the yearly limitation. The settlement agreement also provides that all such obligations are limited to cash payments.

        Schuller's landfill at its Waukegan, Illinois facility continues to be included on the EPA's National Priorities List pursuant to CERCLA. Remedial action began during the fourth quarter of 1988 and was completed during the third quarter of 1991. During the first quarter of 1993, the EPA issued a supplemental CERCLA decision document, i.e., an Explanation of Significant Differences ("ESD"), to reflect that, inter alia, remedial action was taken on site which was in addition to that described in the Record of Decision and the Consent Decree. The EPA is now seeking both a modification to the Consent Decree to incorporate the additional remedial action described in the ESD, as well as appropriate deed restrictions for the site.

        In 1989, Schuller disclosed to the State of West Virginia potential noncompliance with respect to the emission of particulate matter from four of the nine production lines (those involved in the manufacture of filtration products) at Schuller's Parkersburg, West Virginia, plant. The particulate matter emissions which are the subject of the potential noncompliance derive primarily from the resin used by Schuller to bind glass fibers together. In connection with these emissions, the Company in 1995 paid $100,000 to the West Virginia Air Pollution Education and Environment Fund in lieu of a penalty payment. Schuller is not aware of any penalties being considered by other regulatory agencies.

        In connection with the Riverwood Disposition, the Company agreed to indemnify the purchaser of Riverwood and certain affiliated parties against losses resulting from certain environmental matters. See Note 7 to the Company's Consolidated Financial Statements, incorporated by reference herein.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        During the fourth quarter of 1995, there were no matters submitted to a vote of securityholders.

                                       PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

        The Company had approximately 161,491,620 common stockholders of record at April 5, 1996. The Common Stock is listed and traded on the New York
Stock Exchange, Inc. (symbol GLS). The Company has scheduled the 1996 Annual Meeting of Stockholders for June 7, 1996 in Denver, Colorado.

        A two-year history of high and low sale prices for the Common Stock based on the sales transactions reported by the New York Stock Exchange, Inc.
is provided below. The Company paid no cash dividends on the Common Stock for 1994 and 1995. On March 27, 1996, the Company's Board of Directors declared a dividend of $6.00 per share on the Common Stock to be paid on April 12, 1996 to stockholders of record at the close of business on April 8, 1996.


                              MARKET PRICES PER COMMON SHARE

                                1994                  1995
                                ----                  ----
                            Common Stock          Common Stock
                            ------------          ------------
For the Quarters Ended     HIGH      LOW        HIGH         LOW
- ----------------------     ----      ---        ----         ---
March 31                10 7/8     7 7/8       9 3/8       8 1/4
June 30                  8 5/8       7        13 3/4       9 7/8
September 30               9       7 1/4      15 1/4      12 1/2
December 31              9 5/8     8 1/8      13 3/8        11


ITEM 6.       SELECTED FINANCIAL DATA

    Information with respect to this item is incorporated by reference to Selected Five-Year Financial Data in the Company's 1995 Annual Report to securityholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information with respect to this item is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1995 Annual Report to securityholders.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to this item is incorporated by reference to the Financial Statements and Selected Quarterly Financial Data in the Company's 1995 Annual Report to securityholders.

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

                                       PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

    The names, ages and business experience of the Directors of the Company are listed below.

 John C. Burton                        Mr. Burton is the Ernst & Young
 Ernst & Young Professor of            Professor of Accounting and Finance at
 Accounting and Finance,               the Columbia University Graduate School
 Columbia University Graduate          of Business, where he previously served
 School of Business                    as Dean from 1982 to 1988.  Before
 Director since 1989                   returning to Columbia University in
 Age:  63                              1978, he served as Deputy Mayor for
                                       Finance of the City of New York from
                                       1976 to 1977 and as Chief Accountant of
                                       the Securities and Exchange Commission
                                       in Washington, D.C. from 1972 to 1976.
                                       Mr. Burton received his B.A. degree from Haverford College and his M.B.A. and Ph.D. degrees from Columbia University.
                                       Mr. Burton is a Director of Commerce
                                       Clearing House, Inc., CPAC, Inc.,
                                       Scholastic Inc. and Salomon Swapco, Inc.
                                       (a wholly owned subsidiary of Salomon
                                       Brothers Inc.).  From 1991 to 1994, he
                                       was a public governor of the National
                                       Association of Securities Dealers.  He
                                       is also the author of numerous books and articles on accounting and financial subjects. Mr. Burton was a member of both the Consultants' Panel of the Comptroller General of the United
                                       States and the Board of Trustees of
                                       Millbrook School.  Mr. Burton is a
                                       member of the Audit and Health, Safety
                                       and Environment Committee.

 Robert A. Falise                      Mr. Falise was elected a Trustee of the
 Chairman and Managing Trustee,        Manville Personal Injury Settlement
 Manville Personal Injury              Trust in December 1991, and became its
 Settlement Trust                      Chairman and Managing Trustee in
 Director since 1992                   January 1992.  From 1989 through in
 Age:  63                              December 1991, Mr. Falise was engaged
                                       the private practice of law specializing in corporate restructuring and the enhancement of shareholder value. From
                                       1987 to 1989, he served as Executive
                                       Vice President and Group Executive of
                                       Irving Bank Corporation and Irving Trust
                                       Company of New York. From 1980 to 1987,
                                       he was Vice President and General
                                       Attorney of RCA Corporation. From 1966
                                       to 1980, he was Vice President, General
                                       Counsel and Secretary of Dictaphone
                                       Corporation. Prior to that, Mr. Falise
                                       was in the private practice of corporate law in New York City. In 1960-61, he served as Assistant Director of the U.S. Commission on Civil Rights in
                                       Washington, D.C., and, earlier, as an
                                       Army Judge Advocate Officer specializing in international law in the Pentagon. A graduate of Columbia College, Mr. Falise received his J.D. degree from Columbia
                                       University School of Law. Mr. Falise is
                                       also a Director of the Caramoor Museum
                                       and Center for the Performing Arts,
                                       Westchester County, New York. Mr. Falise is Chairman of the Committee on Board
                                       Organization and Operation and is a
                                       member of the Audit, Compensation and
                                       Executive Committees.

 Robert E. Fowler, Jr.                 Mr. Fowler is President, Chief
 President and                         Executive Officer and a Director of
 Chief Executive Officer,              The Vigoro Corporation, a leading
 The Vigoro Corporation                North American producer and distributor
 Director since 1989                   of potash, nitrogen-based fertilizers
 Age:  60                              and related products.  From July 1993
                                       until July 1994, Mr. Fowler served as
                                       President and Chief Operating Officer of
                                       The Vigoro Corporation.  He previously
                                       served from 1990 to 1993 as President
                                       and Chief Executive Officer of BCC
                                       Industrial Services, Inc., located in
                                       New York City.  He was the Chairman,
                                       Chief Executive Officer and President of
                                       Josephson Office Products, Inc. from
                                       1987 to 1990.  Prior to that time he
                                       served as President and Chief Operating
                                       Officer of Rubbermaid Inc. from 1981 to
                                       1987.  His career prior to joining
                                       Rubbermaid Inc. included 24 years with
                                       General Electric Company, where he
                                       became a corporate Vice President in
                                       1978. Mr. Fowler has a bachelor's degree in Chemical Engineering from Vanderbilt
                                       University.  He serves as a Director of
                                       Alltrisa Corporation and Itel
                                       Corporation.  Mr. Fowler is Chairman of
                                       the Health, Safety and Environment
                                       Committee and is a member of the
                                       Committee on Board Organization and
                                       Operation and Executive Committee.


 Todd Goodwin                          Mr. Goodwin is a General Partner of the
 General Partner,                      New York investment banking firm
 Gibbons, Goodwin,                     Gibbons, Goodwin, van Amerongen
 van Amerongen                         ("GGvA").  Prior to joining GGvA in
 Director since 1991                   1984, he was a managing director of
 Age:  64                              Merrill Lynch and a partner of White
                                       Weld.  Mr. Goodwin is a Director of
                                       Rival Company, Schult Homes and Wells
                                       Aluminum.  He received his A.B. degree
                                       from Harvard College in 1954.  Mr.
                                       Goodwin is Chairman of the Compensation
                                       Committee and is a member of the
                                       Committee on Board Organization and
                                       Operation and Executive Committee.

 Michael N. Hammes                     Mr. Hammes is Chairman of the Board
 Chairman and Chief                    and Chief Executive Officer of The
 Executive Officer,                    Coleman Company, Inc., a global
 The Coleman Company, Inc.             marketer and manufacturer of products
 Director since 1993                   used in the outdoor recreation and
 Age:  54                              hardware industries.  Mr. Hammes was
                                       Vice Chairman of The Black & Decker
                                       Corporation, and prior to that was Vice
                                       President-International Operations for
                                       Chrysler Corporation, as well as serving in a number of positions at Ford Motor
                                       Corporation, with which he was
                                       affiliated for 20 years.  He was a
                                       financial analyst with Equitable
                                       Investments Company before joining Ford
                                       Motor Corporation.  He holds a
                                       bachelor's degree from Georgetown
                                       University School of Foreign Service in
                                       International Economics/Foreign Trade
                                       and an M.B.A. degree in Finance from New
                                       York University.  Mr. Hammes is a
                                       Director of International Technology
                                       Corporation, is a member of the
                                       Development Board of the College of
                                       Business of Eastern Michigan University, and is a member of the Board of Trustees of Center Stage Associates, a professional regional theater based in
                                       Baltimore.  Mr. Hammes is a member of
                                       the Audit and Compensation Committees.

 John Nils Hanson                      Mr. Hanson has been Executive Vice
 Executive Vice President and          President and Chief Operating Officer of
 Chief Operating Officer,              Harnischfeger Industries, Inc.
 Harnischfeger Industries, Inc.        ("Harnischfeger")  since  July, 1995.
 Director since 1993                   He was President and Chief Executive
 Age:  54                              Officer of the Joy Mining Machinery unit
                                       of Harnischfeger following the 1994
                                       merger of Joy Technologies, Inc. ("Joy") and Harnischfeger. Prior to the merger, he was Chief Operating Officer,
                                       President and a Director of Joy.
                                       Harnischfeger is a manufacturer of
                                       underground and surface mining
                                       machinery, paper machinery and material
                                       handling equipment.  From 1990 until he
                                       was elected President and a member of
                                       the Board of Joy, he ran its Mining
                                       Machinery Group.  Prior to 1990, he
                                       served as Vice President for
                                       Caterpillar, Inc., and President of
                                       Solar Turbines Incorporated.  From 1973
                                       to 1980, Mr. Hanson held various
                                       positions with Gould Inc.  He began his
                                       career with Westinghouse Electric
                                       Corporation in 1965 and held various
                                       positions with Westinghouse until 1973.
                                       From 1970 to 1971, he was a White House
                                       Fellow and served as Executive
                                       Assistant to the United States
                                       Secretary of Labor.  He received his
                                       bachelor's degree in Chemical
                                       Engineering from Massachusetts Institute of Technology in 1964. In 1965, he also earned a master's degree in Nuclear
                                       Engineering from M.I.T.  His doctorate
                                       degree was obtained from Carnegie
                                       Mellon University in Nuclear Science in
                                       1969.  Mr. Hanson is a member of the
                                       Audit and the Health, Safety and
                                       Environment Committees.

 Kathryn Rudie Harrigan                Ms. Harrigan is the Henry R. Kravis
 Henry R. Kravis Professor of          Professor of Business Leadership at the
 Business Leadership,                  Columbia University Graduate School of
 Columbia University Graduate          Business, where she has been a professor
 School of Business                    in the Management and Organizations
 Director since 1995                   Division since 1981.  Ms. Harrigan is
 Age:  45                              also serving as the Faculty Chair:
                                       Chazen International Institute and the
                                       Core Course Coordinator for Strategic
                                       Management of the Enterprise.  Ms.
                                       Harrigan regularly performs consulting
                                       projects on strategic alliances and
                                       other strategic management issues, and
                                       has authored several books and numerous
                                       publications on these subjects.  Ms.
                                       Harrigan received her B.A. degree from
                                       Macalester College, her M.B.A. degree
                                       from University of Texas at Austin
                                       and her D.B.A. degree from Harvard
                                       Business School.  Ms. Harrigan is a
                                       Director of Cambrex Corporation and is a member of the Advisory Board of Ronin
                                       Development and the Editorial Boards of
                                       several business and technical journals.
                                       She served as External Member, Strategic
                                       Planning Committee of the Panasonic
                                       Industrial Controls Division, Matsushita
                                       Corporation from 1989 to 1992 and is a
                                       member of the Board of Governors,
                                       Academy of Management from 1986 to 1988.
                                       She was inducted into the Fellows of the Academy of Management in 1989. Ms.
                                       Harrigan is a member of the Audit and
                                       Health, Safety and Environment
                                       Committees.


 Louis Klein, Jr.                      Mr. Klein, a financial consultant in
 Trustee,                              New York City, was elected a Trustee
 Manville Personal Injury              of the Manville Personal Injury
 Settlement Trust                      Settlement Trust in December 1991.
 Director since 1992                   Previous positions included Chairman
 Age:  60                              and Chief Executive Officer of Stendig
                                       Inc., an importer and national marketer
                                       of prestige contract and residential
                                       furniture and textiles; Chairman and
                                       Chief Executive Officer of Victoreen
                                       Inc., a manufacturer and international
                                       marketer of radiation detection and
                                       measurement equipment; Managing
                                       Director-Corporate Finance of Neuberger
                                       & Berman; and Managing Director of
                                       Ardshiel Associates Inc..  Mr. Klein
                                       also has been a court-appointed trustee
                                       in the divestiture of several
                                       businesses pursuant to consent decrees
                                       or final orders involving the U.S.
                                       Department of Justice and the Federal
                                       Trade Commission.  Mr. Klein received
                                       his A.B. degree from Harvard College and J.D. degree from Columbia Law School.
                                       Mr. Klein serves on the Board of
                                       Directors of CliniCorp., Inc. and The
                                       CRM Funds. Mr. Klein is a member of the Audit and Compensation Committees.

 Stanley J. Levy                       Mr. Levy is a senior partner in the
 Senior Partner,                       law firm of Levy Phillips & Konigsberg
 Levy Phillips & Konigsberg            and has specialized in environmental,
 Director since 1988                   toxic tort, product liability and
 Age:  61                              securities litigation for the past
                                       thirty years.  He is a graduate of
                                       Harvard University and Columbia Law
                                       School, and served as Chairman of the
                                       official committee representing
                                       current asbestos-health claimants in
                                       Manville's reorganization proceedings.
                                       Mr. Levy's firm represents various
                                       personal injury claimants and owners of
                                       real property who either filed or will
                                       file claims against the Manville
                                       Personal Injury Settlement Trust or the
                                       Manville Property Damage Settlement
                                       Trust.  Under Manville's Plan of
                                       Reorganization, these claims cannot be
                                       asserted against Manville.  He is a
                                       member of the American Bar Association,
                                       the Bar Association of the City of New
                                       York and the Association of Trial
                                       Lawyers of America, and has served as
                                       an Assistant Attorney General of the
                                       State of New York and as a member of the Town of North Hempstead Public
                                       Employees' Relations Board. Mr. Levy is a member of the Committee on Board
                                       Organization and Operation and the
                                       Health, Safety and Environment
                                       Committee.

 Christian E. Markey, Jr.              A graduate of U.C.L.A. School of Law
 Trustee,                              and a veteran of the United States
 Manville Personal Injury              Marine Corps, Judge Markey served as
 Settlement Trust                      Vice President and General Counsel of
 Director since 1992                   the University of Southern California
 Age:  66                              from 1988 until his retirement in 1993.
                                       A Trustee of the Manville Personal
                                       Injury Settlement Trust since its
                                       inception, Judge Markey served as a
                                       Superior Court judge from 1974 to 1988,
                                       following his appointment by Ronald
                                       Reagan, then governor of California.
                                       Prior to 1974, he was engaged in the
                                       private practice of law in California.
                                       For the past 20 years, Judge Markey has
                                       lectured and taught at the Whittier
                                       College School of Law, the University of
                                       Southern California Law Center and at
                                       various national and international
                                       institutes.  He is a former member of
                                       the Board of Regents of the University
                                       of California.  In addition, Judge
                                       Markey has been appointed to the
                                       Commission on Judicial Performance by
                                       the California Supreme Court.  Judge
                                       Markey was founding Chairman of the
                                       Board of the Southern California Center
                                       for Law in the Public Interest.  He
                                       received the Chief Justice Roger Traynor
                                       Award from the Los Angeles Trial Lawyers for his extraordinary devotion to justice. Judge Markey is a member of the Committee on Board Organization and Operation, the Compensation and the
                                       Health, Safety and Environment
                                       Committee.


 W. Thomas Stephens                    Mr. Stephens was appointed Chief
 Chairman of the Board,                Executive Officer and President of
 Chief Executive Officer               Manville in 1986 and appointed
 and President                         Chairman of the Board of Directors of
 Schuller Corporation                  Manville on June 1, 1990.  Prior to
 Director since 1986                   that time, he held the position of
 Age:  53                              Executive Vice President and Chief
                                       Financial Officer of Manville from 1984
                                       to 1986.  Mr. Stephens earned his B.S.
                                       and M.S. degrees in Industrial
                                       Engineering from the University of
                                       Arkansas in 1965 and 1966, respectively.
                                       Mr. Stephens joined Olinkraft, Inc., the predecessor to Riverwood's primary operating subsidiary in 1963. Mr.
                                       Stephens also is a Director of Ball
                                       Corp., Public Service Company of
                                       Colorado Inc. and Stillwater Mining
                                       Company.  Mr. Stephens is Chairman of
                                       the Executive Committee and is a member
                                       of the Committee on Board Organization
                                       and Operation.

 Will M. Storey                        Mr. Storey retired in 1995.  From
 Retired                               March 1991 until 1995, Mr. Storey
 Director since 1988                   served as Executive Vice President,
 Age:  64                              Chief Financial Officer and Director of
                                       American President Companies, Ltd., a
                                       multi-modal transportation corporation
                                       with headquarters located in Oakland,
                                       California.  From May 1989 to February
                                       1991, Mr. Storey served as Vice Chairman of Manville. From 1982 to 1988, Mr.
                                       Storey was Vice Chairman and Chief
                                       Financial Officer of Federated
                                       Department Stores, Inc., and prior to
                                       that time was Executive Vice President
                                       of Boise Cascade Corporation.  He has a
                                       B.S. degree from Oregon State University and is a Certified Public Accountant.
                                       He is a Director of Albertson's Inc. and T.I.S. Mortgage Investment Company. Mr.
                                       Storey is Chairman of the Audit
                                       Committee and is a member of the
                                       Compensation and Executive Committees.

 Raymond S. Troubh                     Mr. Troubh has been a financial
 Financial Consultant                  consultant in New York City since
 Director since 1988                   1974 and is also a former governor of
 Age:  69                              the American Stock Exchange.  He is a
                                       graduate of Bowdoin College and Yale Law
                                       School, and was a general partner of
                                       Lazard Freres & Co., an investment
                                       banking firm, from 1968 to 1974.  Mr.
                                       Troubh is a Director of ADT Limited,
                                       America West Airlines, Inc., Applied
                                       Power Inc., ARIAD Pharmaceuticals, Inc.,
                                       Becton, Dickinson and Company, Benson
                                       Eyecare Corporation, Diamond Offshore
                                       Drilling, Inc., Foundation Health
                                       Corporation, General American Investors
                                       Company, Olsten Corporation, Petrie
                                       Stores Corporation, Time Warner, Inc.,
                                       Triarc Companies, Inc. and WHX.  Mr.
                                       Troubh is a member of the Audit,
                                       Compensation and Health, Safety and
                                       Environment Committees.


EXECUTIVE OFFICERS OF THE COMPANY

         The names, ages and offices of the executive officers of the Company are listed below. The executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. Each of the named executive officers has for five years or more served in a managerial or executive capacity with the Company or its subsidiaries.

         OFFICER                       AGE  OFFICE

         Robert E. Cole                46   Senior Vice President and Chief
                                            Financial Officer

         W. Thomas Stephens            53   Chairman of the Board, Chief
                                            Executive Officer and President

         Richard B. Von Wald           53   Senior Vice President,
                                            General Counsel and Secretary

ITEM 11.       EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

       The following Summary Compensation Table sets forth the salary, bonus and other compensation earned during 1993 through 1995 by W. Thomas Stephens, the Company's Chief Executive Officer, and by each of the other executive officers of the Company (the "Named Executive Officers") at the end of 1995.
Mr. Kashnow resigned from Schuller effective September 29, 1995. Bonuses are shown for the year earned, although these are generally paid at the beginning of the subsequent year.

                                 SCHULLER CORPORATION
                              SUMMARY COMPENSATION TABLE


                                         Annual Compensation                     Long-Term Compensation
                                -------------------------------------   --------------------------------------------
                                                                                      Awards                   Payouts
                                                                        ----------------------------------     -------
                                                           Other            Restricted      Securities          LTCIP
                                                           Annual             Stock         Underlying         Payouts    All Other
      Name and                                                                                                 -------      Comp.
  Principal Position    Year   Salary ($)   Bonus ($)   Comp. ($)(1)    Award(s) ($)(2)   Options/SARS (#)       ($)       ($) (4)
- ---------------------   ----   ----------   ---------   ------------    ---------------   ----------------     -------    ---------
 W. Thomas Stephens     1995      600,000     680,000       26,991             -0-             100,000           -0-         9,000
Chairman of the Board,  1994      600,000     650,000        2,506             (3)               -0-             -0-         9,000
 CEO and President      1993      500,000     300,000        3,419             -0-               -0-             -0-        83,994

 Richard A. Kashnow     1995      281,250       -0-          8,594             -0-               -0-             -0-         9,000
(Resigned effective     1994      300,000     408,000        2,324             -0-               -0-             -0-         9,000
 September 29, 1995)    1993      265,000     320,114        3,259             -0-               -0-             -0-         8,994

 Richard B. Von Wald    1995      275,000     300,000        4,809             -0-              75,000           -0-         9,000
Senior Vice President,  1994      245,833     275,000        4,625             (3)               -0-             -0-         9,000
 General Counsel &      1993      225,000     150,000          930             -0-               -0-             -0-         8,994
   Secretary

   Robert E. Cole       1995      275,000     230,259        4,080             -0-              75,000           -0-         9,000
Senior Vice President   1994      225,000     275,000        4,625             -0-               -0-             -0-         9,000
 and Chief Financial    1993      200,000     150,000         -0-              -0-               -0-             -0-         8,994
      Officer


(1) Other Annual Compensation represents tax reimbursed by the Company to the Named Executive Officers in respect of the taxable value of perquisites provided to such officers.

(2) The number and value of aggregate restricted Common Stock holdings for each of the Named Executive Officers at the end of 1995, based on the net fair market value of the Common Stock on December 29, 1995, are as follows: Mr. Stephens - 305,034 shares with a value of $3,965,442 and
       Mr. Von Wald - 120,000 shares with a value of $1,560,000.   Upon the
       termination of his employment with the Company, Mr. Kashnow forfeited the 20,000 shares of restricted stock which he owned but which had not yet vested. The restricted shares of Common Stock held by Mr. Stephens and Mr. Von Wald were awarded in 1994 and related to certain retirement benefits. See note 3 below.

       As a result of the Riverwood Disposition (which constituted a Change in Control for purposes of the Manville Corporation Long-Term Incentive Stock Plan (the "Stock Plan")), all unvested outstanding shares of restricted stock held by Messrs. Stephens and Von Wald became vested on March 27, 1996.

(3) Messrs. Stephens and Von Wald received restricted stock awards, as well as cash payments, in 1994 as a partial offset to certain supplemental retirement benefits. See "Employment Agreements and Other
       Arrangements."

(4) Amounts in this column for 1995 represent the Company's contribution to the Named Executive Officers' accounts in the Schuller Corporation Thrift Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

       The following table provides information concerning options granted to the Named Executive Officers during 1995. The hypothetical present value on date of grant shown in the last column below for stock options granted in 1995 are presented pursuant to the rules of the Securities and Exchange Commission and are calculated under the modified Black-Scholes model for pricing options. The Company is not aware of any model or formula which will determine with reasonable accuracy a present value for stock options. The actual before-tax amount, if any, realized upon the exercise of stock options will depend upon the excess, if any, of the market price of the Company's common stock over the exercise price of the stock option at the time the stock option is exercised. There is no assurance that the hypothetical present values of the stock options reflected in the following table will be realized.

- --------------------------------------------------------------------------------
                                 SCHULLER CORPORATION
                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
- --------------------------------------------------------------------------------


                                   Individual Grants
- ----------------------------------------------------------------------------------------------------------------------
        (a)                    (b)              (c)              (d)             (e)          (f)         (g)
- ----------------------------------------------------------------------------------------------------------------------

                            Number of       % of Total
                           Securities      Options/SARs
                           Underlying       Granted to      Exercise or
                          Options/SARs      Employee in     Base Price        Expiration      Grant Date Present
        NAME               Granted (1)      Fiscal Year         (2)               Date            Value(3) ($)
- ----------------------------------------------------------------------------------------------------------------------
W. Thomas Stephens           100,000           30.77%        $10/share        April 6, 2005         368,000
- ----------------------------------------------------------------------------------------------------------------------
Richard A. Kashnow (4)         -0-                --                --              --                 --
- ----------------------------------------------------------------------------------------------------------------------
Richard B. Von Wald           75,000           23.08%        $10/share        April 6, 2005         276,000
- ----------------------------------------------------------------------------------------------------------------------
Robert E. Cole                75,000           23.08%        $10/share        April 6, 2005         276,000
- ----------------------------------------------------------------------------------------------------------------------


(1) The options granted in 1995 to the Named Executive Officers (the "1995 Options") vest and become exercisable in three equal installments on each of the first, second and third anniversaries of the grant date.

(2) The exercise price of the 1995 Options was established at $10 per share, the market price of the Common Stock on the date of grant. Pursuant to the terms of the 1995 Options, the exercise price is expected to be reduced to $4.00 per share to reflect the $6.00 per share dividend declared on March 27, 1996 and payable on April 12, 1996.

(3) The hypothetical present values on grant date are calculated under the modified Black-Scholes model, which is a mathematical formula used to value options traded on stock exchanges. This formula considers a number of factors in hypothesizing an option's present value. Factors used to value options granted which expire April 6, 2005 include the stock's expected volatility rate (31%), risk free rate of return (7%), dividend yield (0%), projected time of exercise (5 years) and projected risk of forfeiture rate for vesting period (5% per annum).

(4)    Mr. Kashnow resigned from Schuller effective September 29, 1995.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR
VALUES

       The following table provides information concerning the exercise of stock options and SARs by the Named Executive Officers during 1995 and the value of unexercised options and SARs.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 SCHULLER CORPORATION
                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                            AND YEAR-END OPTION/SAR VALUES
                             YEAR ENDED DECEMBER 31, 1995


- ---------------------------------------------------------------------------------------------------------------------------
           (a)                 (b)              (c)                   (d)(1)                           (e)(2)
- ---------------------------------------------------------------------------------------------------------------------------
                                                               NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                                                OPTIONS AND SARS AT        IN-THE-MONEY OPTIONS/SARS AT
                             SHARES                                  FY-END (#)                     FY-END ($)
                           ACQUIRED ON         VALUE
NAME                       EXERCISE (#)     REALIZED ($)     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------
W. Thomas Stephens            None             None               208,000/100,000               1,118,000/300,000
- ---------------------------------------------------------------------------------------------------------------------------
Richard A. Kashnow (3)       42,400         217,125(4)                  0/0                            0/0
- ---------------------------------------------------------------------------------------------------------------------------
Richard B. Von Wald           None             None                42,400/75,000                  227,900/225,000
- ---------------------------------------------------------------------------------------------------------------------------
Robert E. Cole                None             None                56,400/75,000                  303,150/225,000
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------

(1) Messrs. Stephens and Cole each hold Options and freestanding SARs related to the Common Stock, which are currently exercisable, in the aggregate amounts set forth above equally divided between Options and SARs. Mr. Von Wald holds 42,400 Options, which are currently exercisable. Messrs. Stephens, Von Wald and Cole each hold Options (but no SARs) which are currently unexercisable.

(2) Based upon the closing price of the Common Stock of $13.00 on December 29, 1995, less (i) an exercise price of $7.625 per share for all exercisable Options and SARs, and (ii) an exercise price of $10.00 per share for all unexercisable Options.

(3)    Mr. Kashnow resigned from Schuller effective September 29, 1995.

(4) In December 1995, Mr. Kashnow exercised 42,400 Options with a weighted exercise price of $7.29 per share at a weighted sales price of $12.92 per share.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

- --------------------------------------------------------------------------------
                LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR


- ------------------------------------------------------------------------------------------------------------------------
                                                                                  ESTIMATED FUTURE PAYOUTS UNDER NON-
                                                                                        STOCK PRICE-BASED PLANS
                                                                           ---------------------------------------------
                         NUMBER OF SHARES,     PERFORMANCE OR OTHER
                           UNITS OR OTHER    PERIOD UNTIL MATURATION
                             RIGHTS (#)             OR PAYOUT              THRESHOLD        TARGET       MAXIMUM
      NAME (a)                (b) (1)                (c) (2)                ($) (3)         ($) (4)      ($) (5)
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
W. Thomas Stephens              -0-                    N/A                    N/A             N/A          N/A
- ------------------------------------------------------------------------------------------------------------------------
Richard A. Kashnow              674                    (6)                    (6)             (6)          (6)
- ------------------------------------------------------------------------------------------------------------------------
Richard B. Von Wald             -0-                    N/A                    N/A             N/A          N/A
- ------------------------------------------------------------------------------------------------------------------------
Robert E. Cole                  -0-                    N/A                    N/A             N/A          N/A
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

(1) Units were granted under the Long-Term Cash Incentive Compensation Plan, which was adopted in 1994 by Schuller (the "Schuller Plan"). The Schuller Plan provides for units to be granted to participants which entitle participants to receive cash payments. The cash payments are determined based upon Schuller's EBITDA (as defined in the Schuller Plan) over a three-year determination period.

(2) Cash payments under the Schuller Plan are made at the end of the three-year determination period for each grant. Upon certain events that constitute a "change of control" (as defined in the Schuller Plan), the value of outstanding units (determined as if the target level of cumulative EBITDA for the applicable determination period was met) is payable in cash to the participants.

(3) No payments would have been made on Mr. Kashnow's units unless Schuller's EBITDA over the three year determination period were $600 million, at which point Mr. Kashnow would have been entitled to receive $500 per unit.

(4) The target payment of $1,000 per unit would have been made to Mr. Kashnow if Schuller's EBITDA over the three-year determination period were $800 million.

(5) The maximum payment of $3,000 per unit would have been made to Mr. Kashnow if Schuller's EBITDA over the three-year determination period were more than $1 billion.

(6) Mr. Kashnow resigned from Schuller effective September 29, 1995, thereby forfeiting all rights to cash payments under the Schuller Plan.

PENSION PLAN

       Salaried employees and employees at designated non-union locations of Schuller and its subsidiaries are participants in the Schuller International Employees Retirement Plan (the "Retirement Plan"). Pension benefits under the Retirement Plan are limited to the amounts allowed by the provisions of the Code. The Company has adopted a Supplemental Pension Plan ("Supplemental Plan") that provides for payment of the difference between the benefits earned pursuant to the Retirement Plan, without regard to Code limits, and the amounts actually available from the Retirement Plan. Former and current executive officers (other than Messrs. Stephens and Von Wald), and other employees, are eligible to participate in the Supplemental Plan. Messrs. Stephens and Von Wald are parties to individual supplemental retirement arrangements adopted in 1994 in connection with which they received restricted stock awards and cash payments in 1994 as a partial offset to certain supplemental retirement benefits. See "Employment Agreements and Other Arrangements." The Supplemental Plan may be funded by contributions to an irrevocable Supplemental Pension Plan Trust ("Pension Trust") for the accounts of participants. No contributions were made to the Pension Trust in 1995. Contributions, if any, to the Pension Trust to fund the Supplemental Plan and earnings thereon are fully taxable to the individual, deductible by the Company and are reduced by applicable withholding taxes.

       The following Pension Plan Table sets forth the estimated annual benefits payable upon retirement, including amounts attributable to the Supplemental Pension Plan, for specified remuneration levels and years of service.


                                             Years of Service
                      ---------------------------------------------------------
        Remuneration      15          20          25          30          35
        ------------   --------    --------    --------    --------    --------
        $  125,000    $ 24,955    $ 33,274    $ 41,592    $ 49,910    $ 58,229
           150,000      30,206      40,274      50,343      60,412      70,480
           175,000      35,455      47,273      59,091      70,909      82,727
           200,000      40,705      54,274      67,842      81,410      94,979
           250,000      51,205      68,273      85,341     102,409     119,477
           300,000      61,706      82,274     102,843     123,412     143,980
           400,000      82,705     110,273     137,841     165,409     192,977
           500,000     103,705     138,274     172,842     207,410     241,979
           600,000     124,706     166,274     207,843     249,412     290,980
           700,000     145,705     194,273     242,841     291,409     339,977
           800,000     166,705     222,274     277,842     333,410     388,979
           900,000     187,706     250,274     312,843     375,412     437,980
         1,000,000     208,705     278,273     347,841     417,409     486,977

- --------------------
NOTES:
A. Had the Named Executive Officers retired as of December 31, 1995, their respective five-year average salaries plus bonus, for purposes of the table set forth above, would have been as follows: Mr. Stephens, $904,681; Mr. Kashnow, $496,540; Mr. Von Wald, $392,667; and Mr. Cole,
       $361,000.

B. On December 31, 1995, the individuals named in the Summary Compensation Table had the following years of credited service under the Retirement
       Plan: Mr. Stephens - 30; Mr. Kashnow - 8; Mr. Von Wald - 22; and Mr. Cole - 22.

C. The Retirement Plan provides for payment of a retirement allowance based on 1.02% of the participant's five-year average final salary up to Covered Compensation (as defined in the Retirement Plan) plus 1.4% of the participant's average final salary over Covered Compensation multiplied by the participant's years of benefit service up to a maximum of 35 years plus 1.33% of the participant's average final salary multiplied by the participant's years of service over 35 plus 2.5% of the value of the participant's refunded contributions and interest compounded at 5.0% until normal retirement age. Covered Compensation in 1995 was $24,312 and will be $25,920 in 1996. Salary, as defined in the Retirement Plan, includes payments under the Annual Incentive Compensation Plan, but excludes payments under the Company's Long-Term Cash Incentive Plan. The benefits are determined by using straight life annuity amounts and are not subject to reduction for Social Security benefits.

COMPENSATION OF DIRECTORS

       W. T. Stephens is the only Director who is employed by the Company. He receives no fees for serving as a Director in addition to his regular compensation.

       Except for Messrs. Falise, Klein and Markey, all non-employee Directors receive an annual retainer of $25,000, $1,000 for each Board meeting attended, $1,000 for each Committee of the Board meeting attended, and reimbursement for travel expenses related to attendance of Board and Committee meetings. Each Director (other than Messrs. Falise and Stephens) who serves as a Committee Chairman is paid an additional $2,500 per year. Director's fees earned by the Company's Directors who are Trustees of the Trust were paid directly to the Trust pursuant to the Manville Personal Injury Settlement Trust Agreement, as amended (the "Trust Agreement").

       In 1988, the Company adopted a retirement program for non-employee Directors of the Company which provides for continued payment of the annual retainer in effect at the time of the Director's retirement. If the retiring Director has served as a Director of the Company for five or more years and has attained age 70, continued payment of the retainer is for life. If the retiring Director has served as a Director for five or more years but has not attained age 70, the retainer continues for a period of years equal to the number of years of service or for life, whichever is less. No retirement benefits are paid to any Director retiring with less than five years service.

       In November 1992, the Company entered into an irrevocable trust arrangement with an independent financial institution to fund the retirement benefits expected to be paid to retiring Directors. The irrevocable trust was funded with $1,500,000, an amount determined by an independent actuary to be sufficient as of October 27, 1992 to fund the anticipated retirement benefits payable to retired or retiring Directors. In August, 1993 an aggregate of $275,000 of supplemental funding was contributed to the irrevocable trust based on the calculations of an independent actuary.

EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS

       Each of the Named Executive Officers and certain other salaried executives of the Company have entered into three-year employment agreements which provide for lump sum separation payments upon any termination of employment other than termination for cause, voluntary resignation without "good reason" as defined in the employment agreements, or termination as a result of death, disability or retirement. For the Named Executive Officers, prior to a Change in Control, as defined below, separation payments under such contracts generally would have equaled a total of two times the annual salary, the full year bonus at target levels of performance under the Annual Incentive Compensation Plan and certain other benefits. Following a Change in Control, which occurred for the Named Executive Officers (other than Mr. Kashnow) as a result of the Riverwood Disposition, the definitions of "cause" and "good reason" are liberalized and benefits payable enhanced. Following a Change in Control, upon a termination of employment other than (i) for cause, (ii) a voluntary resignation without "good reason" or (iii) as a result of death, disability or retirement, benefits include two years' annual salary, two years' target annual bonus, two years' additional credit in certain cases under the Supplemental Plan, a pro-rata portion of the target annual bonus for the year of termination, the cash value of any unpaid performance units, a payment equal to the cost of 36 months welfare benefits and 24 months of continued perquisites. Change in Control is defined in the employment agreements to include a variety of events, including significant changes in the Company's stock ownership or board of directors, its dissolution, sales of significant assets by the Company, sale of an employee's business unit and significant reductions in the Company's work force. In the case of Mr. Cole, such benefits are subject to a cap to limit any loss of tax deductions by the Company as a result of the "golden parachute" tax rules. The Riverwood Disposition and the resulting changes to the responsibilities of Messrs. Stephens and VonWald constituted "good reason" under their Employment Agreements.

       The Company has entered into supplemental retirement agreements with Messrs. Stephens and Von Wald in replacement of prior supplemental retirement arrangements. The supplemental retirement agreement for each of them provides for the Company to pay each upon his termination of employment a lump sum benefit (the "Supplemental Benefit") equal to the present value of a single life annuity commencing at the time of such termination ranging from 30 percent to 60 percent of his highest average base salary plus cash bonus for three consecutive years during the preceding ten years ("Average Pay"), offset by amounts payable under the Retirement Plan plus certain other amounts, including the 1994 restricted stock awards of 340,000 shares and 150,000 shares, respectively, and cash payments made during 1994 of $1,300,000 and $500,000, respectively, and other payments previously made and to be made in connection with the executives' retirement arrangements. The 1994 restricted stock awards have a five-year vesting schedule and had a fair market value on the date of grant of $3,099,100 and $1,367,250, respectively.
 The vesting of the restricted stock and payment of dividends thereon are subject to a cap related to the supplemental retirement arrangements. If termination occurs (i) after attaining age 62, (ii) without cause, (iii) for "good reason," (iv) for death or "disability" or (v) after the occurrence of a Change in Control, the Supplemental Benefit will be 60 percent of Average Pay, and will be increased to compensate for the impact of the timing of taxation of the Supplemental Benefit (and the offsets thereto) as compared with the tax treatment of a single life annuity. The Riverwood Disposition constituted a Change in Control and resulted in "good reason" for the foregoing purposes. In addition, all 1994 restricted stock awards vested upon the Riverwood Disposition.

       The Company is also a party to a key man supplemental retirement agreement with Mr. Cole providing for a benefit in the event of termination of employment or death prior to age 55 and prior to the completion of 25 years of employment with the Company. The single life annual annuity for Mr. Cole under such key man agreement will increase from $52,789 (payable at age 50) if he terminates employment in 1995 to $79,305 if he terminates employment in 2004 before he attains age 55. In partial prepayment of such benefits, the Company paid Mr. Cole $180,000 in 1992. The payment is refundable only in the event of the termination of Mr. Cole's employment for cause. The amount paid by the Company will reduce benefits to be paid to Mr. Cole under the key man agreement. If retirement, termination of employment or death occurs after age 55, and after completion of 25 years of service, Mr. Cole will not receive benefits under the key man agreement, but instead will receive his retirement benefits solely under the Retirement Plan and the Supplemental Plan.

       The Company's 1991 Long-Term Cash Incentive Plan (the "Cash Plan") provided rights to participants to receive cash payments equal to certain dividends paid by the Company. The Cash Plan was scheduled to terminate on December 31, 1995. In connection with the Riverwood Disposition, it was contemplated that a dividend of the disposition proceeds could be made prior to the end of 1995, and the treatment under the Cash Plan of cash dividends paid from the disposition proceeds (the "Disposition Dividend") was uncertain. On October 3, 1995, the Company entered into a Payment and Termination Agreement (the "Termination Agreement") with all participants in the Cash Plan, including Messrs. Stephens, Cole and Von Wald. Pursuant to the Termination Agreement, the holders of performance units ("Units") awarded under the Cash Plan agreed to forfeit their Units in exchange for receiving a cash payment of up to $0.84 per Unit upon payment to stockholders of the Disposition Dividend. Such cash payment will become payable on April 12, 1996 upon the payment of the $6.00 per share Disposition Dividend declared by the Company's Board of Directors on March 27, 1996.

COMPENSATION COMMITTEE INTERLOCKS

       The Compensation Committee is currently comprised of Messrs. Falise, Goodwin (Chairman), Hammes, Klein, Markey, Storey and Troubh. No interlocks existed during 1995 between the Compensation Committee and the officers or employees of the Company.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       The following table sets forth the identity of beneficial owners believed by the Company to own more than five percent of the outstanding shares of Common Stock as of April 5, 1996.



                                                                       AMOUNT OF BENEFICIAL      PERCENT OF
 TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNERSHIP              CLASS
 --------------        ------------------------------------            --------------------      ----------
Common Stock        Manville Personal Injury Settlement Trust(1)         128,527,110 shares         79.6%
                         8260 Willow Oaks Corporate Drive
                                  Sixth Floor
                                P. O. Box 10415
                             Fairfax, Virginia  22031


- ---------------------------
(1) At April 5, 1996, the Trustees of the Trust were: Robert A. Falise, Chairman and Managing Trustee, Louis Klein, Jr., Frank J. Macchiarola and Christian E. Markey, Jr. Messrs. Falise, Klein and Markey serve on the Company's Board of Directors.

SECURITY OWNERSHIP OF MANAGEMENT

       The following table sets forth the number of shares of Common Stock beneficially owned by all Directors and executive officers individually and as a group as of April 5, 1996. With respect to executive officers of the Company, the number of shares beneficially owned includes shares owned as of April 5, 1996 pursuant to the Schuller Employees Thrift Plan. As of April 5, 1996, the percentage of Common Stock beneficially owned by any Director, or by all Directors and executive officers as a group, does not exceed more than
1.0 percent of the outstanding shares of the Common Stock, excluding the 128,527,110 shares of Common Stock owned by the Trust and attributed to certain directors who disclaim beneficial ownership of such shares.


                                                            COMMON STOCK
     NAME OF BENEFICIAL OWNER                            BENEFICIALLY OWNED
     ------------------------                            ------------------
     John C. Burton. . . . . . . . . . . . . . . . .            1,000
     Robert E. Cole. . . . . . . . . . . . . . . . .          115,291(1)
     Robert A. Falise. . . . . . . . . . . . . . . .      128,527,110(2)
     Robert E. Fowler, Jr. . . . . . . . . . . . . .            4,000
     Todd Goodwin. . . . . . . . . . . . . . . . . .           19,100
     Michael N. Hammes . . . . . . . . . . . . . . .                0
     John N. Hanson. . . . . . . . . . . . . . . . .            1,000
     Kathryn R. Harrigan . . . . . . . . . . . . . .                0
     Louis Klein, Jr.. . . . . . . . . . . . . . . .      128,527,110(2)
     Stanley J. Levy . . . . . . . . . . . . . . . .            1,000
     Christian E. Markey, Jr.. . . . . . . . . . . .      128,527,110(2)
     W. Thomas Stephens. . . . . . . . . . . . . . .          599,299(3)
     Will M. Storey. . . . . . . . . . . . . . . . .            2,000
     Raymond S. Troubh . . . . . . . . . . . . . . .            5,000
     Richard B. Von Wald . . . . . . . . . . . . . .          207,070(4)
     All Directors and executive officers as
     a group (15 persons). . . . . . . . . . . . . .      129,481,870(2)(5)

(1)    Includes options to purchase 25,500 shares of Common Stock.

(2) All of these 128,527,110 shares are owned by the Trust, of which Mr. Falise is the Chairman and Managing Trustee, and Messrs. Klein and Markey are Trustees. Voting power with respect to such shares is shared by all four Trustees of the Trust, and none of Messrs. Falise, Klein or Markey can vote the shares alone. Each of Messrs. Falise, Klein and Markey disclaims beneficial ownership of any shares of Common Stock. Pursuant to the Trust Agreement, no Trustee may individually own any securities of the Company or its affiliates or have any other direct or indirect financial interest in the Company or its affiliates.

(3)    Includes options to purchase 138,000 shares of Common Stock.

(4)    Includes options to purchase 67,900 shares of Common Stock.

(5)    Includes options to purchase 231,400 shares of Common Stock.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Trust owns approximately 79 percent of the Common Stock assuming the exercise of outstanding warrant to purchase Common Stock and by virtue of such stock ownership is able to elect Directors of the Company as the Trust determines. Three of the Company's fourteen Directors, Messrs. Falise, Klein and Markey, are Trustees of the Trust. Under the Plan, the Trust was funded with assets, including (i) 50 percent of the Common Stock and convertible preferred stock entitling the Trust to increase its Common Stock holdings to approximately 80 percent (which increase took place in December 1992), (ii) bonds, and (iii) the right to receive up to 20 percent of the Company's annual profits (as defined). The Company completed prepayment of substantially all of the bonds in 1994. On October 25, 1995, the Company and the Trust entered into a Profit Sharing Exchange Agreement pursuant to which the Trust agreed to exchange its right to receive annually 20 percent of the Company's adjusted net earnings for newly issued shares of Common Stock representing 20 percent of outstanding Common Stock on a fully diluted basis as of the date of issuance (assuming exercise of all outstanding options, warrants and other rights to acquire Common Stock, and after giving effect to such issuance). Pursuant to the Profit Sharing Exchange Agreement, on April 5, 1996, the Company issued 32,527,110 shares of Common Stock to the Trust in exchange for its profit sharing right.

       In 1995, following their retirement as Directors of the Company, the Company made lump-sum payments to Bette B. Anderson and Ernest H. Drew of $115,521 and $121,726, respectively, representing payment in full for the present value of the amounts to be paid to such retired Directors under the Company's retirement plan for non-employee Directors.

       From time to time, the Company repurchases up to 45 percent of the Common Stock that certain key executives receive under the Stock Plan upon the vesting of such stock in order to provide such executives with funds for related income tax obligations. Pursuant to a repurchase program approved by the Company's Board of Directors in September 1995, in connection with the Riverwood Disposition and the related transactions, the Company may repurchase all or a portion of the remaining stock held by certain key executives. Such repurchases are made at prices equal to recent average closing sales prices for the Common Stock on the New York Stock Exchange.

                                   PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       a. Financial statements, financial statement schedules and exhibits filed in this report:

               1. Information with respect to financial statements is incorporated by reference to the Financial Statements and Selected Quarterly Financial Data in the Company's 1995 Annual Report to securityholders.

               2. The Company is filing herewith Schedule II - Valuation and Qualifying Accounts.

               3. The Company is filing herewith the Financial Statements of Igaras Papeis e Embalagens S.A.

       b. On November 1, 1995, the Company filed with the Securities and Exchange Commission a current report on Form 8-K dated October 25, 1995, regarding the Agreement and Plan of Merger among Riverwood International Corporation, CDRO Holding Corporation and CDRO Acquisition Corporation, and the Profit Sharing Exchange Agreement between the Company and the Trust.

       c. Exhibit Index to Schuller Corporation Annual Report on Form 10-K for Fiscal Year Ended December 31, 1995.



                         DESCRIPTION                                   CROSS REFERENCE OR PAGE NUMBER
                         -----------                                   ------------------------------
2.  (a)  Second Amended and Restated Plan of                    Refiled as an exhibit to the Company's 1992
         Reorganization confirmed by the United States          Annual Report on Form 10-K filed
         Bankruptcy Court for the Southern District of          March 30, 1993, and incorporated herein by
         New York on December 22, 1986.                         reference.

    (b)  Agreement and Plan of Merger, dated as of              Filed as an exhibit to the Company's Form
         October 25, 1995, among Riverwood International        8-K, dated October 25, 1995, and
         Corporation, CDRO Holding Corporation and CDRO         incorporated herein by reference.
         Acquisition Corporation.

3.  (a)  Restated Certificate of Incorporation.                 Filed as an exhibit hereto.

    (b)  Certificate of Amendment to Restated Certificate       Filed as an exhibit hereto.
         of Incorporation.

    (c)  Amended and Restated Bylaws.                           Filed as an exhibit to the Company's Form
                                                                10-Q for the quarter ended June 30, 1995,
                                                                and incorporated herein by reference.

10. (a)  Schuller International Employees Retirement Plan.*     Filed as an exhibit to the Company's 1994
                                                                Annual Report on Form 10-K filed
                                                                March 31, 1995, and incorporated herein by
                                                                reference.

    (b)  Supplemental Pension Plan.*                            Refiled as an exhibit to the Company's 1992
                                                                Annual Report on Form 10-K filed
                                                                March 30, 1993, and incorporated herein by
                                                                reference.

    (c)  Key Man Supplemental Retirement Agreement.*            Refiled as an exhibit to the Company's 1992
                                                                Annual Report on Form 10-K filed
                                                                March 30, 1993, and incorporated herein by
                                                                reference.

    (d)  Annual Executive Incentive Compensation Plan.*         Refiled as an exhibit to the Company's 1992
                                                                Annual Report on Form 10-K filed
                                                                March 30, 1993, and incorporated herein by
                                                                reference.

    (e)  Executive Long-Term Disability Plan.*                  Refiled as an exhibit to the Company's 1992
                                                                Annual Report on Form 10-K filed
                                                                March 30, 1993, and incorporated herein by
                                                                reference.

    (f)  Form of Employment Agreements with the                 Refiled as an exhibit to the Company's 1992
         Executive Officers of the Company.*                    Annual Report on Form 10-K filed
                                                                March 30, 1993, and incorporated herein by
                                                                reference.

    (g)  Long Term Incentive Stock Plan.*                       Refiled as an exhibit to the Company's 1992
                                                                Annual Report on Form 10-K filed
                                                                March 30, 1993, and incorporated herein by
                                                                reference.




                         DESCRIPTION                                   CROSS REFERENCE OR PAGE NUMBER
                         -----------                                   ------------------------------
    (h)  Amendment to Long-Term Incentive Stock Plan.*          Refiled as an exhibit to the Company's 1992
                                                                Annual Report on Form 10-K filed
                                                                March 30, 1993, and incorporated herein by
                                                                reference.

    (i)  Amendment No. 2 to Long-Term Incentive Stock           Filed as an exhibit to the Company's
         Plan.*                                                 Form 10-Q for the quarter ended June 30,
                                                                1995, and incorporated herein by reference.

    (j)  Intercompany Agreement between the Company             Filed as an exhibit to the Company's Form
         and Schuller, dated as of September 22,                10-Q for the quarter ended September 30,
         1994.                                                  1994, filed on November 14, 1994, and
                                                                incorporated herein by reference.

    (k)  Treasury Management Agreement between the              Filed as an exhibit to the Company's Form
         Company and Schuller, dated as of September 22,        10-Q for the quarter ended September 30,
         1994.                                                  1994, filed on November 14, 1994, and
                                                                incorporated herein by reference.

    (l)  Tax Sharing Agreement between the Company and          Filed as an exhibit to the Company's Form
         Schuller, dated as of January 1, 1994.                 10-Q for the quarter ended September 30,
                                                                1994, filed on November 14, 1994, and
                                                                incorporated herein by reference.

    (m)  Corporate Agreement between the Company and            Filed as an exhibit to the Company's Form
         Schuller, dated as of September 22, 1994.              10-Q for the quarter ended September 30,
                                                                1994, filed on November 14, 1994, and
                                                                incorporated herein by reference.

    (n)  Selling Securityholders' Agreement, between the        Filed as an exhibit to the Company's 1994
         Company and the Trust, dated as of September 22,       Annual Report on Form 10-K filed
         1994.                                                  March 31, 1995, and incorporated herein by
                                                                reference.

    (o)  Second Amended and Restated Supplemental               Filed as an exhibit hereto.
         Agreement between the Company and the Trust,
         dated as of April 5, 1996.

    (p)  Final Property Damage Settlement Agreement             Filed as an exhibit hereto.
         between the Company and Manville Property
         Damage Settlement Trust dated as of March 22,
         1996.

    (q)  Form of Payment and Termination Agreement with         Filed as an exhibit hereto.
         the Executive Officers of the Company*

    (r)  Supplemental Retirement Agreement between W.           Filed as an exhibit to the Company's 1994
         Thomas Stephens and the Company, effective as of       Annual Report on Form 10-K filed on
         November 4, 1994, with related agreements.*            March 31, 1995, and incorporated herein by
                                                                reference.




                         DESCRIPTION                                   CROSS REFERENCE OR PAGE NUMBER
                         -----------                                   ------------------------------
    (s)  Supplemental Retirement Agreement between              Filed as an exhibit to the Company's 1994
         Richard B. Von Wald and the Company, effective         Annual Report on Form 10-K filed on
         as of November 4, 1994, with related agreements.*      March 31, 1995, and incorporated herein by
                                                                reference.

    (t)  Schuller 1994 Long-Term Cash Incentive                 Filed as an exhibit to the Company's 1994
         Compensation Plan.*                                    Annual Report on Form 10-K filed on
                                                                March 31, 1995, and incorporated herein by
                                                                reference.

    (u)  Amended and Restated Indenture between Schuller        Filed as an exhibit to the Company's 1994
         and The Bank of New York, as Trustee, dated            Annual Report on Form 10-K filed on
         December 15, 1994.                                     March 31, 1995, and incorporated herein by
                                                                reference.

    (v)  Amended and Restated Receivables Purchase              Filed as an exhibit hereto.
         Agreement dated  as of August 15, 1994, between
         Schuller and the banks and others named therein.

    (w)  Voting and Indemnification Agreement, dated as of      Filed as an exhibit to Company's Form 8-K,
         October 25, 1995, by and among the Company,            dated October 31, 1995, and incorporated
         CDRO Holding Corporation and CDRO Acquisition          herein by reference.
         Corporation.

    (x)  Tax Matters Agreement, dated as of October 25,         Filed as an exhibit to Company's Form 8-K,
         1995 by and among the Company, CDRO Holding            dated October 31, 1995, and incorporated
         Corporation and CDRO Acquisition Corporation.          herein by reference.

    (y)  Profit Sharing Exchange Agreement, dated               Filed as an exhibit to Company's Form 8-K,
         October 25, 1995, between the Company and the          dated October 31, 1995, and incorporated
         Trust.                                                 herein by reference.

13.      1995 Annual Report.                                    Pages 21 through 83 of the Company's
                                                                1995 Annual Report to securityholders are
                                                                filed as an exhibit hereto.

14.      Financial Statements of Significant                    Pages F-42 through F-55 of Riverwood
         Unconsolidated Subsidiaries                            International Corporation's Proxy Statement
                                                                dated February 26, 1996 are filed
                                                                as an exhibit hereto.

21.      List of subsidiaries.                                  Page 35.

23.      Consent of Coopers & Lybrand L.L.P.                    Filed as an exhibit hereto.

24.      Power of Attorney.                                     Page 36.


*  Management contract or compensatory plan or arrangements.

       Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the Class 6 Interest Indenture between the Company and The Bank of New York, formerly known as Irving Trust Company, Trustee, dated November 28, 1988.

                          Report of Independent Accountants


To the Stockholders and Directors of Schuller Corporation:

 Our report on the consolidated financial statements of Schuller Corporation has been incorporated by reference in this Form 10-K from page 81 of the 1995 Annual Report to Stockholders of Schuller Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Financial Statement Schedule on page 33 of this Form 10-K.

 In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND L.L.P.
- ----------------------------
    COOPERS & LYBRAND L.L.P.

Denver, Colorado
April 5, 1996

                                 Schuller Corporation
                        Index to Financial Statement Schedule
                  to Form 10-K for the Year Ended December 31, 1995


Schedule                                                                    Page
- --------                                                                    ----
  II -  Valuation and qualifying accounts, for each of the three
        years in the period ended December 31, 1995. . . . . . . . . . .     34

                                 Schuller Corporation
                   Schedule II - Valuation and Qualifying Accounts
                           for the Years Ended December 31
                                (Thousands of dollars)



                                                            Additions
                                                    ---------------------------
                                    Balance at      Charged to       Charged                        Balance
                                   Beginning of     Costs and        to Other       Deductions      at End
  Classification                       Year          Expenses      Accounts (a)        (b)          of Year
  --------------                   ------------     ----------     ------------     ----------      -------

      1995
      ----
Allowances Reducing the
 Assets in the Balance Sheet:
  Doubtful accounts receivable        $  6,422         $  776                         $   701     $  6,497
  Cash discounts                         1,537                         $19,963         19,533        1,967
  Other allowances                      15,765                          30,977         28,096       18,646
  Deferred tax assets                   96,449            314                          14,251       82,512
                                       --------         ------          -------        -------     --------
   Total                              $120,173         $1,090          $50,940        $62,581     $109,622
                                       --------         ------          -------        -------     --------
                                       --------         ------          -------        -------     --------

      1994
      ----
Allowances Reducing the
 Assets in the Balance Sheet:
  Doubtful accounts receivable        $  5,860         $1,600                         $ 1,038     $  6,422
  Cash discounts                         1,489                         $14,590         14,542        1,537
  Other allowances                      14,634                          27,818         26,687       15,765
  Deferred tax assets                   94,795          1,654                                       96,449
                                       --------         ------          -------        -------     --------
   Total                              $116,778         $3,254          $42,408        $42,267     $120,173
                                       --------         ------          -------        -------     --------
                                       --------         ------          -------        -------     --------


      1993
      ----
Allowances Reducing the
 Assets in the Balance Sheet:
  Doubtful accounts receivable        $  5,768         $2,454                         $ 2,362     $  5,860
  Cash discounts                         1,457                         $15,119         15,087        1,489
  Other allowances                      13,755                          26,324         25,445       14,634
  Deferred tax assets                   87,795          7,000                                       94,795
                                       --------         ------          -------        -------     --------
   Total                              $108,775         $9,454          $41,443        $42,894     $116,778
                                       --------         ------          -------        -------     --------
                                       --------         ------          -------        -------     --------


- -------------------------------
Notes:

(a)  Charged against sales.


(b)  Principally charges for which reserves were provided, net of recoveries.

                                                                     EXHIBIT 22.
                            SUBSIDIARIES OF THE REGISTRANT

       Direct and indirect subsidiaries of the Company and the jurisdiction in which each company was incorporated are listed below. Certain companies not important to an understanding of the Company's businesses have been omitted and which, if aggregated, would not constitute a significant subsidiary.


                                                                JURISDICTION OF
SUBSIDIARY                                                       INCORPORATION
- ----------                                                      ---------------
EUROPEAN OVERSEAS CORPORATION                                  --Delaware
GFE IMPORT-EXPORT G.m.b.H.                                     --Germany
IACP, INC.                                                     --Delaware
JOHNS-MANVILLE INDIA LIMITED                                   --Delaware
MANVILLE JAPAN K.K.                                            --Japan
MANVILLE MEXICANA S.A. DE C.V.                                 --Mexico
MANVILLE MINING COMPANY                                        --Delaware
NEW MATERIALS LTD.                                             --United Kingdom
NORD BITUMI SpA                                                --Italy
NORD BITUMI U.S., INC.                                         --New York
ROCKY MOUNTAIN INTERNATIONAL INSURANCE LTD.                    --Bermuda
SCHULLER DE FRANCE S.a.r.l.                                    --France
SCHULLER FUNDING CORPORATION                                   --Delaware
SCHULLER G.m.b.H.                                              --Germany
SCHULLER INTERNATIONAL B.V.                                    --Netherlands
SCHULLER INTERNATIONAL CANADA INC.                             --Canada
SCHULLER INTERNATIONAL CHANGZOU, B. V.                         --Netherlands
SCHULLER INTERNATIONAL GROUP, INC.                             --Delaware
SCHULLER INTERNATIONAL, INC.                                   --Delaware
SCHULLER INTERNATIONAL JAPAN Y.K.                              --Japan
SCHULLER POLSKA Sp. Z.O.O.                                     --Poland
SCHULLER U.K. LIMITED                                          --United Kingdom
SEVENTEENTH STREET REALTY, INC.                                --Colorado
TERMOACUSTICOS S.A. DE C.V.                                    --Mexico
WEB DYNAMICS CORPORATION                                       --New Jersey

                                          35

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

                                      SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of April, 1996.

                               SCHULLER CORPORATION
                                  (Registrant)

                           By: /s/ W. Thomas Stephens
                               -------------------------------------
                                   W. Thomas Stephens
                                   CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                   OFFICER AND PRESIDENT

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 11, 1996.

    SIGNATURE                          TITLE
    ---------                          -----

/s/  W. Thomas Stephens                Chairman of the Board, Chief Executive
- ------------------------------         Officer and President
    (W. Thomas Stephens)               (Principal Executive Officer)

/s/  Robert E. Cole                    Senior Vice President and Chief
- ------------------------------         Financial Officer
    (Robert E. Cole)                   (Principal Accounting and Financial
                                        Officer)

/s/  John C. Burton                    Director
- ------------------------------
    (John C. Burton)

/s/  Robert A. Falise                  Director
- ------------------------------
    (Robert A. Falise)

/s/  Robert E. Fowler, Jr.             Director
- ------------------------------
    (Robert E. Fowler, Jr.)

/s/  Todd Goodwin                      Director
- ------------------------------
    (Todd Goodwin)

/s/  Michael N. Hammes                 Director
- ------------------------------
    (Michael N. Hammes)

/s/  John Nils Hanson                  Director
- ------------------------------
    (John Nils Hanson)

/s/  Kathryn R. Harrigan               Director
- ------------------------------
    (Kathryn R. Harrigan)

/s/  Louis Klein, Jr.                  Director
- ------------------------------
    (Louis Klein, Jr.)

/s/  Stanley J. Levy                   Director
- ------------------------------
    (Stanley J. Levy)

/s/  Christian E. Markey, Jr.          Director
- ------------------------------
    (Christian E. Markey, Jr.)

/s/  Will M. Storey                    Director
- ------------------------------
    (Will M. Storey)

/s/  Raymond S. Troubh                 Director
- ------------------------------
    (Raymond S. Troubh)

                                ADDITIONAL INFORMATION


      Individuals interested in receiving additional information may contact the following:


FOR COMPANY INFORMATION                   FOR PRODUCT INFORMATION
Call (303)978-2000                        Call (303)978-4900 or (800)654-3103
or write to:                              or write to:
Schuller Corporation                      Schuller Corporation
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