Form 10-Q
period 1996-03-31
SCHULLER CORP
filed 1996-05-15
CIK 355473

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                 Commission file number 1-8247

                              SCHULLER CORPORATION
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

                              MANVILLE CORPORATION
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]      No   [ ]

        At May 9, 1996, there were 162,581,704 shares of the registrant's common stock outstanding.

                        *PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.





     * "Schuller" or the "Company" when used in this report refers to Schuller Corporation, incorporated in the State of Delaware in 1991, and includes, where applicable, its consolidated subsidiaries.

                              SCHULLER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                  (Unaudited)


                                                                             March 31,                December 31,
ASSETS                                                                           1996                        1995
- -----------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and equivalents (Notes 2, 3, 7 and 11)                              $1,405,968                  $  310,809
  Marketable securities, at cost
   which approximates market                                                   69,367                     116,958
  Receivables, net                                                            213,367                     195,780
  Inventories                                                                 107,160                      77,121
  Prepaid expenses                                                              5,359                       5,807
  Deferred tax assets                                                          30,109                      31,233
                                                                           --------------------------------------
    Total Current Assets                                                    1,831,330                     737,708

Property, Plant and Equipment,
 net of accumulated depreciation
 of $583,964 and $580,022, respectively                                       751,267                     717,410
Deferred Tax Assets                                                           203,743                     414,711
Other Assets                                                                  245,284                     228,629
Net Assets Held for Sale                                                                                  375,601
                                                                           --------------------------------------
                                                                           $3,031,624                  $2,474,059
=================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              SCHULLER CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                             (Thousands of dollars)
                                  (Unaudited)


                                                                             March 31,                December 31,
LIABILITIES                                                                      1996                        1995
- -----------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts and notes payable                                               $  123,117                  $   95,282
  Compensation and benefits                                                   103,073                     104,550
  Income taxes                                                                 40,176                      28,768
  Accrued dividend - common stock                                             970,425
  Cumulative Preference Stock, Series B
   Redemption (Note 11)                                                       178,638
  Other accrued liabilities                                                   136,799                     103,005
                                                                           --------------------------------------
    Total Current Liabilities                                               1,552,228                     331,605

Long-Term Debt, less current portion                                          433,503                     447,007
Postretirement Benefits Other Than
 Pensions                                                                     207,678                     204,445
Deferred Income Taxes and
 Other Noncurrent Liabilities                                                 350,321                     310,536
                                                                           --------------------------------------
                                                                            2,543,730                   1,293,593
                                                                           --------------------------------------

Contingencies and Commitments (Notes 4 and 7)

STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------
Cumulative Preference Stock, Series B (Note 11)                                                           178,638
Common Stock                                                                    1,554                       1,228
Treasury Stock, at cost                                                        (4,701)                     (1,999)
Capital in Excess of Par Value                                                515,914                   1,013,505
Unearned Restricted Stock Compensation                                                                     (3,427)
Accumulated Deficit                                                           (54,312)                    (39,322)
Pension Liability Adjustment                                                     (841)                       (841)
Cumulative Currency Translation Adjustment                                     30,280                      32,684
                                                                           --------------------------------------
                                                                              487,894                   1,180,466
                                                                           --------------------------------------
                                                                           $3,031,624                  $2,474,059
=================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              SCHULLER CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                (Thousands of dollars, except per share amounts)
                                  (Unaudited)


                                                                                                     Three Months
                                                                                                  Ended March 31,
                                                                            -------------------------------------
                                                                                 1996                        1995
- -----------------------------------------------------------------------------------------------------------------
Net Sales                                                                   $ 326,109                   $ 328,401
Cost of Sales                                                                 232,550                     228,666
Selling, General and Administrative                                            36,830                      35,857
Research, Development and Engineering                                           7,053                       6,472
Other Income (Expense), net                                                     5,615                      (4,558)
                                                                            -------------------------------------
Income from Operations                                                         55,291                      52,848
Interest Income                                                                 6,474                       3,887
Interest Expense                                                               12,588                      12,180
Profit Sharing Expense (Note 8)                                                 6,562                       7,487
                                                                            -------------------------------------
Income from Continuing Operations
 before Income Taxes                                                           42,615                      37,068
Income Tax Expense (Benefit) (Note 6)                                         (85,763)                     16,571
                                                                            -------------------------------------
Income from Continuing Operations                                             128,378                      20,497
Income from Discontinued Operations,
 net of tax and Minority Interest                                                                           8,834
Gain on Disposal of Discontinued Operations,
 net of tax (Note 7)                                                          177,159
                                                                            -------------------------------------
Income before Extraordinary Item                                              305,537                      29,331
Extraordinary Loss on Trust Settlements,
 net of tax (Note 8)                                                         (314,296)
                                                                            -------------------------------------
Net Income (Loss)                                                              (8,759)                     29,331
Preference Stock Dividends                                                     (6,231)                     (6,231)
                                                                            -------------------------------------
Net Income (Loss) Applicable to Common Stock                                $ (14,990)                  $  23,100
=================================================================================================================


EARNINGS (LOSS) PER COMMON SHARE (AFTER
  PREFERENCE STOCK DIVIDENDS)
- -----------------------------------------------------------------------------------------------------------------
Primary and Fully Diluted:
Income from Continuing Operations                                              $  .98                        $.12
Income from Discontinued Operations,
  net of tax and Minority Interest                                                                            .07
Gain on Disposal of Discontinued Operations,
 net of tax                                                                      1.42
- -----------------------------------------------------------------------------------------------------------------
Income before Extraordinary Item                                                 2.40                         .19
Extraordinary Loss on Trust Settlements,
 net of tax                                                                     (2.52)
- -----------------------------------------------------------------------------------------------------------------
Net Income (Loss) Applicable to Common Stock                                   $ (.12)                       $.19
=================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              SCHULLER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                                      Three Months
                                                                                                    Ended March 31,
                                                                                   -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                     1996                1995
- ------------------------------------------------------------------------------------------------------------------
Net income (loss)(before Preference Stock Dividends)                               $   (8,759)            $ 29,331
Noncash items included in net income (loss):
  Depreciation and amortization                                                        16,461               14,962
  Deferred taxes                                                                     (109,552)              79,918
  Product guarantee income                                                              1,517                2,038
  Provision for furnace rebuilds                                                        1,798                2,114
  Postretirement and pension benefits                                                   3,664                6,102
  Interest expense                                                                        494                  437
  Profit sharing expense                                                                6,562                7,487
  Income from discontinued operations                                                                       (8,834)
  Gain on disposal of discontinued operations                                        (177,159)
  Extraordinary loss on trust settlements                                             314,296
  Other, net                                                                           12,355                2,667
(Increase) decrease in current assets:
  Receivables                                                                          (2,223)               1,340
  Inventories                                                                         (24,254)             (23,279)
  Prepaid expenses                                                                        743                   73
Increase (decrease) in current liabilities:
  Accounts payable                                                                     (7,547)              (8,130)
  Compensation and benefits                                                            (7,713)             (20,330)
  Income taxes                                                                         11,352               (2,706)
  Other accrued liabilities                                                              (550)              (1,869)
Decrease in postretirement benefits
 other than pensions                                                                     (426)              (1,051)
Increase (decrease) in other noncurrent
 liabilities                                                                            4,392                 (100)
Net cash used in discontinued operations                                                                   (61,427)
                                                                                   -------------------------------
Net cash provided by operating activities                                              35,451               18,743
                                                                                   -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
- ------------------------------------------------------------------------------------------------------------------
Purchases of property, plant and equipment                                            (25,209)             (20,891)
Acquisitions                                                                          (49,818)
Proceeds from sales of assets                                                           1,464                2,057
Proceeds from sale of Riverwood                                                     1,081,341
Purchases of held-to-maturity securities                                              (30,047)             (25,351)
Purchases of available-for-sale securities                                            (28,549)             (11,077)
Proceeds from maturities of held-to-maturity
 securities                                                                            59,268               39,356
Proceeds from sales or maturities of
 available-for-sale securities                                                         49,106
(Increase) decrease in other assets                                                    10,968                 (509)
                                                                                   -------------------------------
Net cash provided by (used in) investing
 activities                                                                         1,068,524              (16,415)
                                                                                   -------------------------------


                              SCHULLER CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, continued
                             (Thousands of dollars)
                                  (Unaudited)



                                                                                                      Three Months
                                                                                                    Ended March 31,
                                                                                              --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                     1996                1995
- ------------------------------------------------------------------------------------------------------------------
Issuance of debt                                                                   $      168
Payments on debt                                                                          (10)            $    (43)
Dividends on Preference Stock                                                          (6,231)              (6,231)
Other stock transactions                                                                  414
Treasury stock                                                                         (2,702)                (449)
                                                                                   -------------------------------
Net cash used in financing activities                                                  (8,361)              (6,723)
                                                                                   -------------------------------
Effect of Exchange Rate Changes on Cash                                                  (455)                 469
                                                                                   -------------------------------
Net Increase (Decrease) in Cash and Equivalents                                     1,095,159               (3,926)
Cash and Equivalents at Beginning of Period                                           310,809              204,291
                                                                                   -------------------------------
Cash and Equivalents at End of Period                                              $1,405,968             $200,365
==================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              SCHULLER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Schuller Corporation ("Schuller" or the "Company") is a holding company consisting of Schuller International Group, Inc. ("Schuller International") as its principal subsidiary. Schuller Corporation owns 100 percent of the common stock of Schuller International.

On March 27, 1996 the Company disposed of its 81.3 percent interest in Riverwood International Corporation ("Riverwood"), its paperboard and packaging systems subsidiary (See Note 7). The assets and liabilities of Riverwood and related parent Company deferred taxes, goodwill and minority interest were classified as net assets held for sale at December 31, 1995. Riverwood's results of operations have been shown as discontinued operations for all periods presented.

Manville Personal Injury Settlement Trust (the "PI Trust") owns approximately 79 percent of the Company's common stock.

The condensed consolidated financial statements as of March 31, 1996 and December 31, 1995 and for the three months ended March 31, 1996 and 1995 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles.

The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

Additional information regarding the Company's accounting policies, operations, financial position, reorganization proceedings and relationship with the PI Trust is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                                                                       (Thousands of dollars)
                                                                             March 31,           December 31,
                                                                                 1996                   1995
                                                                             -------------------------------
Finished goods                                                               $ 68,077                $46,432
Raw materials and supplies                                                     28,751                 23,344
Work-in-process                                                                10,332                  7,345
                                                                             -------------------------------
                                                                             $107,160                $77,121
                                                                             ===============================

Note 2 - Special Cash Dividend

On March 27, 1996, the Company declared a special cash dividend of $6.00 per share, payable to all common stockholders on April 12, 1996. Accordingly, the Company reflected an accrued dividend payable of $970.4 million at March 31, 1996.

Note 3 - Long-Term Debt

During the first quarter of 1996, the Company announced its intention to redeem the Company's outstanding 9 Percent Sinking Fund Debentures due through 2003. The prepayment of the debentures at 100 percent of the principal amount plus accrued interest totaling $29.3 million is expected to result in an extraordinary loss on the early extinguishment of debt of approximately $2 million, net of taxes of $1 million, during the second quarter of 1996. Accordingly, the principal balance of $24.7 million is included in current liabilities at March 31, 1996.

Note 4 - Contingencies and Commitments

Between 1988 and 1992, the Company manufactured phenolic roofing insulation which may, under certain circumstances, contribute to the corrosion of metal decks on which it is installed. Subsequently, the Company began a voluntary program to inspect such metal decks and remediate where appropriate. The Company has also accrued for costs relating to future inspections, remediation and anticipated claims. These accruals are based on the Company's historical experience regarding the incidence of corrosion and the cost of remediation and include a number of assumptions related to the types of roofs on which phenolic insulation has been installed as well as the assumption that the Company's past remediation experience will continue over the remaining lives of roofs insulated with the Company's phenolic roofing insulation.

During the first quarter of 1995, the Company and its liability insurance carriers reached a settlement with respect to the extent of coverage to be provided by such carriers. In addition, during the third quarter of 1995, the Company and the former owner of the phenolic roofing insulation business reached an agreement with respect to the costs to be reimbursed by the former owner. Pursuant to these agreements, the Company has been reimbursed for a portion of historical costs incurred and is entitled to receive reimbursement for a substantial portion of future costs to be incurred by the Company for inspection and remediation.

In 1996, the Company and a third party were named as defendants in two class action cases filed in U.S. District Court in Boston, Massachusetts. The plaintiffs purport to represent all building owners in the United States with phenolic insulation installed on their roof decks and seek damages and injunctive relief, including an order requiring the removal and replacement of the phenolic insulation and remediation of any deck corrosion. The Company intends to defend these allegations vigorously.

The Company has reviewed its historical inspection and remediation experience and the terms and collectibility of amounts payable under the reimbursement agreements in light of the commitments and contingencies described above. Based on the information available to date and subject to the assumptions described above, if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Note 5 - Other Income (Expense), net

Other income, net, was $5.6 million for the first quarter of 1996 compared with other expense, net, of $4.6 million for the same period of 1995. Other income for 1996 includes a $7.2 million gain relating to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated. Other expense for 1995 included a $2.9 million charge for legal costs in connection with litigation brought by the Company against the former owner of the phenolic roofing business.

Note 6 - Income Taxes

For the quarter ended March 31, 1996, the net income tax benefit of $85.8 million includes a $104.5 million tax benefit on the portion of the special cash dividend that was paid to the PI Trust.

For income tax purposes, the Company is entitled to a tax benefit on the amount of the common dividends paid to the PI Trust in the years in which those dividends are transferred to a specific settlement fund within the PI Trust or paid to the claimants. The Company expects the PI Trust to transfer its entire dividend proceeds from the special dividend to the settlement fund which will result in a current tax deduction for the Company. This current tax deduction will be utilized to shelter the tax gain on the disposition of Riverwood (Note
7) which will result in cash tax payments to be made in conjunction with the sale at tax rates significantly lower than normal statutory tax rates.

For financial reporting purposes, the tax benefit on the portion of the dividend paid to the PI Trust was realized at less than statutory rates. Due to the size of the dividend in relation to the Company's equity, the Company recorded a corresponding pro rata reduction in the carrying value of its deferred tax asset related to common stock held by the PI Trust. The pro rata reduction in the deferred tax asset partially offset the statutory tax benefit on the dividend, resulting in an effective tax rate on the portion of the dividend paid to the PI Trust of approximately 14 percent.

Exclusive of the tax benefit on the special cash dividend, the Company's first quarter 1996 and 1995 tax rates were 44 percent and 44.7 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to higher foreign effective tax rates and U.S. state and local taxes.

The decline in the Company's deferred tax assets of $212.1 million during the first quarter of 1996 is primarily due to net operating loss carryforwards and PI Trust related deductions that are expected to be utilized to shelter the gain on the disposition of Riverwood.

Note 7 - Disposition of Riverwood

On March 27, 1996, the Company consummated the disposition of its 81.3 percent interest in Riverwood and received gross cash proceeds of $1.08 billion and recorded a gain of $177.2 million, net of taxes of $177.8 million.

The estimated effective tax rate on the sale is higher than statutory tax rates due to federal income taxes resulting from the election under Section 338(h)(10) of the U.S. Internal Revenue Code to treat the disposition of Riverwood as an asset sale for tax purposes and other book and tax basis differences.

The Company has agreed to indemnify the purchaser of Riverwood and certain affiliated parties against losses resulting from a breach of representations or warranties with respect to (i) certain Riverwood filings with the Securities and Exchange Commission, (ii) the absence of undisclosed Riverwood liabilities and (iii) certain Riverwood environmental matters. The Company will not be required to indemnify the purchaser for losses until the aggregate amount of all losses exceeds $20 million. In addition, the Company's obligation to indemnify is limited to 80 percent of the amount of losses in excess of $20 million. The aggregate liability of the Company is limited to $100 million. The Company's obligation to indemnify is limited to claims made on or prior to May 31, 1997.

In this regard, the Louisiana Department of Environmental Quality notified Riverwood, by letter dated December 19, 1995, that Riverwood may be liable for the remediation of the release or threat of release of hazardous substances at two sites that Riverwood or its predecessor previously operated in Shreveport, Louisiana and Caddo Parish, Louisiana. The Company has consented to be responsible, subject to the provisions of the preceding paragraph, for losses incurred in connection with these matters to the extent such losses exceed $1 million. The Company is currently evaluating these claims.

In addition, the Company may be responsible for certain Riverwood U.S. federal, state and local income tax liabilities to the extent, if any, they are attributable to audit adjustments for tax periods ending prior to the disposition of Riverwood.

Note 8 - Extraordinary Loss on Trust Settlements

On April 5, 1996, the Company completed the Profit Sharing Exchange Agreement (the "Agreement") with the PI Trust which had been approved by the Company's stockholders in March 1996. The Agreement provided for the exchange (the "Exchange") of the PI Trust's profit sharing right to 20 percent of the Company's net earnings (as adjusted) for approximately 32.5 million shares of the common stock of the Company, which represent 20 percent of the Company's common stock on a fully diluted basis after giving effect to the Exchange. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", the Company recorded an extraordinary loss of $314.3 million, net of taxes of $169.2, million during the first quarter of 1996. The extraordinary loss was based on the New York Stock Exchange closing price of the Company's common stock on April 4, 1996 of $14.50 per share, plus related expenses of the transaction and other trust related settlements. The Company will receive a tax deduction when the PI Trust sells some or all of its shares of common stock and distributes the proceeds to its beneficiaries or transfers the proceeds to a specific settlement fund. If the PI Trust were to sell the stock at a price greater than the average carrying value, the Company may receive a tax benefit in excess of the deferred tax asset reflected for financial reporting purposes. Likewise, if the PI Trust were to sell the stock at a price lower than the average carrying value, the Company would receive a tax benefit less than the deferred tax asset reflected for financial reporting purposes. The Company will recognize profit sharing expense payable to the PI Trust through April 5, 1996.

Note 9 - Earnings (Loss) Per Common Share

Primary and fully diluted earnings per common share amounts were determined using the following common equivalent shares:

                                                                                      First Quarter
                                                                    1996                       1995
                                                             --------------------------------------
              Primary                                        124,866,000                122,863,000
              Fully Diluted                                  125,258,000                122,873,000


During April 1996, an additional 32.5 million common shares were issued pursuant to the Agreement, in addition to the exercise of outstanding warrants to purchase 6.7 million shares of common stock. These additional shares are not reflected in the above first quarter common equivalent shares.

Earnings (loss) per share amounts were calculated after the deduction for preference stock dividends.

Note 10 - Acquisitions

On January 31, 1996, the Company acquired the commercial and industrial roofing businesses of Nord Bitumi SpA, headquartered in Italy, and Nord Bitumi U.S., Inc. (collectively "Nord") to expand the Company's existing commercial and industrial roofing product lines. On March 25, 1996, the Company acquired Web Dynamics, a U.S. manufacturer of synthetic filtration products. Also during the first quarter of 1996, a joint venture, in which the Company has a 60 percent interest, to operate and expand an existing fiber glass mat facility in China became effective.

The combined purchase price for the acquisitions and the Company's contribution to the joint venture totaled $56.5 million during the first quarter of 1996. The acquisitions were accounted for under the purchase method, and accordingly, the purchase prices were allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. Total purchase price in excess of net assets acquired of $41 million is being amortized on a straight-line basis over 20 years. The pro forma effect of the acquisitions is not material to the results of operations for the quarters ended March 31, 1996 and 1995.

Note 11 - Subsequent Event

On April 30, 1996, the Company redeemed its 9.2 million shares of Cumulative Preference Stock, Series B, for $25 per share, or a total of $230.8 million, plus accrued dividends of $4.1 million. The excess of the total redemption price over the carrying value of the preference stock was $52.1 million and will be charged directly to capital in excess of par and deducted from net income, along with the applicable dividends, during the second quarter of 1996 to compute earnings per share applicable to common stock.

Note 12 - Business Segment Information

The Company reports separately the results of the Building Products and Engineered Products segments. The Building Products segment consists of the Company's building insulation, commercial and industrial roofing systems and mechanical insulations businesses. The Engineered Products segment consists of the Company's specialty insulations, filtration and mats and fibers businesses.


                                                                                         (Thousands of dollars)
                                                                                                  Three Months
                                                                                                Ended March 31,
- --------------------------------------------------------------------------------------------------------------
Building Products                                                                1996                     1995
- --------------------------------------------------------------------------------------------------------------
Net Sales                                                                    $180,500                 $179,132
Costs and Expenses                                                            156,006                  146,582
Other Income (Expense), net                                                      (161)                  (2,702)
- --------------------------------------------------------------------------------------------------------------
Income from Operations                                                       $ 24,333                 $ 29,848
==============================================================================================================

Engineered Products
- --------------------------------------------------------------------------------------------------------------
Net Sales                                                                    $153,495                 $156,199
Costs and Expenses                                                            121,668                  124,451
Other Income (Expense), net                                                       270                      453
- --------------------------------------------------------------------------------------------------------------
Income from Operations                                                       $ 32,097                 $ 32,201
==============================================================================================================

Corporate and Eliminations
- ---------------------------------------------------------------------------------------------------------------
Net Sales                                                                    $ (7,886)                $ (6,930)
Costs and Expenses                                                             (1,241)                     (38)
Other Income (Expense), net                                                     5,506                   (2,309)
- --------------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                                                $ (1,139)                $ (9,201)
==============================================================================================================

Consolidated Total Company
- --------------------------------------------------------------------------------------------------------------
Net Sales                                                                    $326,109                 $328,401
Costs and Expenses                                                            276,433                  270,995
Other Income (Expense), net                                                     5,615                   (4,558)
- --------------------------------------------------------------------------------------------------------------
Income from Operations                                                       $ 55,291                 $ 52,848
==============================================================================================================

Net sales included in Corporate and Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Building Products segment (at prices approximating market).

Report of Independent Accountants

To the Stockholders and Directors
  of Schuller Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schuller Corporation as of March 31, 1996 and the related condensed consolidated statement of income (loss) and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 5, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ COOPERS & LYBRAND L.L.P.
- ----------------------------
    COOPERS & LYBRAND L.L.P.



Denver, Colorado
May 13, 1996

ITEM 2.

                              SCHULLER CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Schuller Corporation ("Schuller" or the "Company") manufactures and markets insulation for buildings and equipment, commercial roofing systems, high-efficiency air filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications. The Company operates 43 manufacturing facilities in North America, Europe and China, and is comprised of two principal business segments: Building Products and Engineered Products.

The Building Products segment consists of the Company's building insulation business, which manufactures fiber glass wool insulation for walls and attics in residential and commercial buildings; commercial and industrial roofing systems business, which supplies roofing membranes, insulations, accessories and related guarantees; and mechanical insulations business, which manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications.

The Engineered Products segment consists of the Company's specialty insulations and filtration business, which manufactures thermal and acoustic insulation for aircraft, automobiles and heating, ventilating and air conditioning ("HVAC") and other equipment; air filtration media for commercial and industrial buildings; and ultra-fine fibers for clean room air filters and battery separators. The Engineered Products segment also includes the Company's mats and fibers business, which manufactures continuous filament fiber glass-based products used for reinforcing roofing, flooring, wall covering and plastic products. The mats and fibers business includes the Company's German subsidiary, Schuller GmbH.

On March 27, 1996, the Company disposed of its 81.3 percent interest in Riverwood International Corporation ("Riverwood"), its former paperboard and packaging systems subsidiary. The assets and liabilities of Riverwood and related parent Company deferred taxes, goodwill and minority interest were classified as net assets held for sale at December 31, 1995. Riverwood's results of operations have been shown as discontinued operations for all periods presented. See Note 7 of the Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 1996 and 1995, certain income and expense items and the percentage that such items increased (decreased):

                                                                         Three Months         Percentage
                                                                       Ended March 31,          Increase
                                                              1996               1995          (Decrease)
                                                          --------           --------         ----------
                                                                (thousands of dollars)

Net Sales:
   Building Products                                      $180,500           $179,132                0.8
   Engineered Products                                     153,495            156,199               (1.7)
   Corporate and Eliminations                               (7,886)            (6,930)
                                                          --------           --------
                                                           326,109            328,401               (0.7)

Cost of Sales                                              232,550            228,666                1.7
                                                          --------           --------
Gross Profit                                                93,559             99,735               (6.2)
Other Operating Expenses                                    43,883             42,329                3.7
Other Income (Expense), net                                  5,615             (4,558)
                                                          --------           --------

Income from Operations:
   Building Products                                        24,333             29,848              (18.5)
   Engineered Products                                      32,097             32,201               (0.3)
   Corporate and Eliminations                               (1,139)            (9,201)
                                                          --------           --------
                                                          $ 55,291           $ 52,848                4.6
                                                          ========           ========

The Company's net sales in the first quarter of 1996 decreased slightly compared with the same period of 1995. Gross profit decreased $6.2 million, or
6.2 percent, with gross profit margins declining to 28.7 percent for the first quarter of 1996 from 30.4 percent for the first quarter of 1995, primarily due to decreased selling prices in building insulation. Income from operations for the first quarter of 1996 increased $2.5 million to $55.3 million from $52.8 million as the gross profit decline was more than offset by the recognition of a gain on the settlement of pension plans (see discussion in other income (expense), net, below) during the first quarter of 1996.

The Building Products segment reported a decrease in income from operations of $5.5 million, or 18.5 percent, compared with the first quarter of 1995. Income from operations declined principally as a result of the lower building insulation selling prices and an unfavorable product mix in roofing systems. During the first quarter of 1996, the Company acquired the commercial and industrial roofing businesses of Nord Bitumi SpA and Nord Bitumi U.S., Inc. (collectively "Nord") to complement and expand existing product lines - see Liquidity and Capital Resources. Although the Nord acquisition resulted in higher sales volumes during the first quarter of 1996, the additional sales were offset by the impacts of lower selling prices for building insulation, reflecting excess capacity in the industry. Net sales were essentially flat for mechanical insulations for the first quarter of 1996, compared with the same period of 1995.

The Engineered Products segment's first quarter 1996 income from operations was flat as net sales decreased slightly when compared with the first quarter of 1995. Selling prices for mats and fibers in the U.S. increased compared with 1995, while sales volumes were essentially flat as the Company's U.S. production remained capacity constrained. However, in total, operating results of the Company's mats and fibers business declined as net sales decreased slightly during the first quarter of 1996 due primarily to softness in European construction markets. Operating results of the filtration and specialty insulations businesses were slightly improved for the first quarter of 1996 as the Company benefited from continuing strong demand for its ultra-fine fibers used for filtration, realizing higher sales volumes and selling prices, partially offset by lower sales of automotive products.

Other operating expenses include selling, general, administrative and research, development and engineering expenses. These expenses increased $1.6 million, or 3.7 percent, for the first quarter of 1996 compared with the same period of 1995. The increase is principally due to additional selling, general and administrative expenses as a result of recent acquisitions and acquisition activities.

Other income, net, was $5.6 million for the first quarter of 1996 compared with other expense, net, of $4.6 million for the same period of 1995. Other income for 1996 includes a $7.2 million gain relating to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated. Other expense for 1995 included a $2.9 million charge for legal costs in connection with litigation brought by the Company against the former owner of the phenolic roofing business.

Compared with the first quarter of 1995, the Company's interest income increased $2.6 million to $6.5 million in 1996 from $3.9 million in 1995, primarily due to higher average cash and marketable securities balances.

Profit sharing expense for the first quarter of 1996 totaled $6.6 million, a decrease of $0.9 million from the $7.5 million recorded in the first quarter of 1995, primarily due to lower operating income associated with Riverwood in 1996 compared with 1995.

For the quarter ended March 31, 1996, the Company reported a net income tax benefit of $85.8 million, which included a $104.5 million tax benefit on the portion of the special cash dividend that was paid to Manville Personal Injury Settlement Trust (the "PI Trust") in April 1996. See Note 6 to the Condensed Consolidated Financial Statements. Exclusive of the tax benefit on the special cash dividend, the Company's first quarter 1996 and 1995 tax rates were 44 percent and 44.7 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to higher foreign effective tax rates and U.S. state and local taxes.

On March 27, 1996, the Company consummated the disposition of Riverwood, received gross cash proceeds of $1.08 billion and recorded a gain of $177.2 million, net of taxes of $177.8 million, on the disposition of the Company's
81.3 percent interest. The estimated effective tax rate on the sale is higher than the statutory tax rates due to federal income taxes resulting from the election under Section 338(h)(10) of the U.S. Internal Revenue Code to treat the disposition of

Riverwood as an asset sale for tax purposes and other book and tax basis differences.

On April 5, 1996, the Company completed the Profit Sharing Exchange Agreement with the PI Trust, which provided for the exchange of the PI Trust's profit sharing right to 20 percent of the Company's net earnings (as adjusted) for approximately 32.5 million shares of the common stock of the Company. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", the Company recorded an extraordinary loss of $314.3 million, net of taxes of $169.2 million during the first quarter of 1996. The extraordinary loss was based on the New York Stock Exchange closing price of the Company's common stock on April 4, 1996 of $14.50 per share, plus related expenses of the transaction and other trust related settlements. The Company will pay its final profit sharing obligation for the period of January 1, 1996 through April 5, 1996, during 1996.

Due to the factors discussed above, net loss applicable to common stock for the first quarter of 1996 was $15 million, compared with net income of $23.1 million for the same period of 1995.

The primary and fully diluted net loss per common share for the first quarter of 1996 was $0.12 each, as compared with primary and fully diluted earnings per common share of $0.19 each for the same period in 1995. Earnings (loss) per common share amounts were calculated after deducting preference stock dividends.

Excluding the extraordinary loss on trust settlements, discontinued operations and the tax benefit on the special dividend, the Company would have reported net income applicable to common stock for the first quarter of 1996 of approximately $18.2 million, or $0.15 per share, compared with $15.5 million, or $0.13 per share, for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company broadly defines liquidity as the ability to generate sufficient cash flow to satisfy operating requirements, fund capital expenditures and meet existing obligations and commitments. In addition, liquidity also includes the ability to obtain appropriate financing and to convert into cash those assets that are no longer required to meet the Company's strategic objectives. Therefore, liquidity should not be considered separately from capital resources, which consist of currently or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Additionally, the Company's relationship with the PI Trust should be considered in evaluating liquidity.

The Company's agreements with its lenders and other agreements with the PI Trust and Manville Property Damage Settlement Trust, contain a number of financial and general covenants. These include, among other things, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions by Schuller International (the Company's wholly owned subsidiary), and restrictions on intercompany transactions, including transfers of cash. As of March 31, 1996, the maximum amount available for dividends to be paid by Schuller International under their most restrictive debt covenants was approximately $181 million. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At March 31, 1996, the Company was in compliance with these covenants.

A tax sharing agreement between the Company and Schuller International provide that Schuller International's U.S. federal and state income taxes be calculated as if it was an independent entity and that such tax amounts be remitted to the Company. The Company is able to apply tax benefits to reduce the consolidated domestic tax obligations, allowing Schuller Corporation to retain a large portion of the cash remitted by Schuller International. In connection with the disposition of

Riverwood, the tax sharing agreement between the Company and Riverwood terminated on March 27, 1996.

The Company paid a cash dividend of $6.2 million, or $0.675 per share, in the first quarter of both 1996 and 1995 to Cumulative Preference Stock, Series B, stockholders.

At March 31, 1996, the Company had cash and marketable securities totaling $1.48 billion, of which $1.08 billion relates to proceeds received for the disposition of the Company's 81.3 percent interest in Riverwood. Total cash and marketable securities located outside the U.S. and Canada were approximately $31.1 million. At December 31, 1995, the Company's cash and marketable securities totaled $427.8 million.

The majority of the Company's cash and marketable securities balance at March 31, 1996 were used to pay a special cash dividend of $6 per common share on April 12, 1996, totaling $970.4 million, and to redeem its Cumulative Preference Stock, Series B, on April 30, 1996, at $25 per share plus accrued dividends, totaling $234.9 million. In addition, the Company announced its intention to redeem its 9 Percent Sinking Fund Debentures on July 1, 1996, at 100 percent of the principal amount plus accrued interest totaling $29.3 million.

The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. During the first quarter of 1996, sales volumes were adversely affected by softness in European construction markets and capacity constraints in U.S. markets served by its mats and fibers and ultra-fine fibers businesses. The Company's building insulation business continued to experience price declines which began in the second half of 1995 due to new capacity added by competitors.

The recent acquisition discussed in results of operations is expected to provide additional sales volumes for commercial and industrial roofing systems as it becomes fully integrated into existing product lines. While stronger housing starts reported during the first quarter of 1996, compared with the same period of 1995, should benefit the building insulation business in terms of volumes and pricing this year, selling price pressures from new industry capacity are expected to negatively impact mechanical insulations during 1996. The Company anticipates continuing softness in European markets for its mats and fibers business, along with capacity constraints in the U.S., until the completion of expansion projects. Meanwhile, the filtration business expects to benefit from growing worldwide markets through capacity expansions this year, along with the March 25, 1996 acquisition of Web Dynamics, a U.S. manufacturer of synthetic filtration products.

Demand for the Company's products has historically been cyclical due to macroeconomic factors affecting residential and commercial construction markets. The Company estimates that approximately half of its annual sales are made to commercial and industrial markets, while approximately one-third are made to residential markets and the remainder are made to original equipment manufacturers.

In addition to the proceeds from the disposition of Riverwood, the Company's investing activities for the quarter ended March 31, 1996 include the combined purchase prices for acquisitions of $49.8 million. The Company's investing activities also include capital expenditures for the three months ended March 31, 1996 totaling $25.2 million, of which approximately $12.7 million were attributable to capacity expansion projects.

The Company's capacity expansion programs are periodically revised to reflect changes in demand, industry capacity and the results of productivity and technology innovations. In order to meet strong worldwide demand for its mats and fibers products, the Company announced plans during 1995 to increase its U.S. production capacity of continuous filament fiber glass by mid 1997. In addition, the Company entered into a joint venture in China and began expansion of an existing fiber glass mat facility, with completion expected in 1997. The Company also plans to continue the expansion of its filtration business' ultra-fine fiber production capacity during 1996 through capital spending programs. The

Company currently estimates capital spending in 1996 of approximately $100 million to $110 million, excluding acquisitions, of which approximately $40 million to $50 million will be used in the capacity expansion programs described above. As of March 31, 1996, outstanding purchase commitments relating to these and other projects totaled $20.6 million. The Company plans to fund future capital spending from existing cash balances and cash flows generated by operations.

At March 31, 1996, the Company had $87 million available under a receivables sale facility (the "Receivables Facility") for its domestic short-term working capital requirements. Amounts available for borrowing under the Receivables Facility, up to a maximum of $100 million, are based on the daily balance of certain outstanding trade accounts receivable adjusted for various factors as defined under the terms of the Receivables Facility. There have been no borrowings under the Receivables Facility through March 31, 1996. The Company's foreign subsidiaries also had working capital facilities totaling $68 million available for borrowing at March 31, 1996.

The Company believes that its current cash position, funds available under the Receivables Facility and foreign working capital facilities, and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, the Company may need to access capital markets to pay the principal of the $400 million Senior Notes due in 2004, or in connection with possible future acquisitions.

RELATIONSHIP OF SCHULLER TO THE PI TRUST

The PI Trust owns approximately 79 percent of Schuller's common stock, after the Profit Sharing Exchange and the exercise of all outstanding warrants. The PI Trust is an irrevocable trust formed under the laws of the State of New York, pursuant to a trust agreement dated as of November 28, 1988, as amended (the "Trust Agreement"), to implement certain portions of the Company's Second Amended and Restated Plan of Reorganization (the "Plan"), in particular, those relating to the settlement of asbestos health claims against Schuller Corporation and certain of its affiliates. As the majority owner of the Company's common stock, the PI Trust has effective voting control, including the power to nominate and elect directors as the trustees of the PI Trust determine. Three trustees of the PI Trust currently serve as members of Schuller's Board of Directors.

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

Additional information regarding the Company's accounting policies, operations, financial position, reorganization proceedings, relationship with the PI Trust, disposition of Riverwood and the Profit Sharing Exchange Agreement is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1995 and Form 8-K, dated March 27, 1996, filed with the Securities and Exchange Commission.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 27, 1996, a Special Meeting of the Company's Stockholders was held for the purposes of approving (i) the Profit Sharing Exchange Agreement, dated October 25, 1995 (the "Exchange Agreement"), between the Company and the Manville Personal Injury Settlement Trust (the "Trust") and the transactions contemplated thereby, including the issuance of approximately 32.5 million shares of the Company's Common Stock to the Trust in exchange for the Trust's right to receive annually 20 percent of the Company's adjusted net earnings and a portion of the proceeds from certain asset sales; (ii) the Company's disposition of all of the shares of common stock of Riverwood International Corporation ("Riverwood") held by the Company pursuant to an Agreement and Plan of Merger, dated as of October 25, 1995, among Riverwood, the Company and RIC Holding, Inc.; and (iii) an amendment to the Company's Restated Certificate of Incorporation changing the Company's name to "Schuller Corporation." The results of the vote are as follows:

1.      Approval of Exchange Agreement.
             Votes For:             114,254,021          Abstentions:                132,209
             Votes Against:           1,639,113          Broker Non-Votes:            27,001

2.      Approval of Riverwood Disposition.
             Votes For:             114,313,627          Abstentions:                113,435
             Votes Against:           1,598,281          Broker Non-Votes:            27,001

3.      Approval of Amendment to Certificate of Incorporation.
             Votes For:             113,694,571          Abstentions:                110,565
             Votes Against:           2,247,208          Broker Non-Votes:               -0-

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits.

                 Exhibit 15, Letter of Coopers and Lybrand L.L.P.

                 Exhibit 27.1, Financial Statement Schedule.

                 Exhibit 27.2, Financial Statement Schedule.

        (b)      Form 8-K.

                 None.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SCHULLER CORPORATION
                                                              (Registrant)



Date:  May 15, 1996                                By:   /s/   R. B. Von Wald
                                                       --------------------------------------------
                                                               R. B. Von Wald
                                                               Executive Vice President,
                                                               General Counsel and Secretary




Date:  May 15, 1996                                By:   /s/   K. L. Jensen
                                                       --------------------------------------------
                                                               K. L. Jensen
                                                               Senior Vice President, Finance
                                                               Schuller International Group, Inc.



                                EXHIBIT INDEX




EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION                           PAGE
- ------                       -------------------                           ----

 15             Letter of Coopers & Lybrand L.L.P.

 27.1           Financial Data Schedule

 27.2           Financial Data Schedule