Form 10-Q
period 1996-06-30
SCHULLER CORP
filed 1996-08-08
CIK 355473

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996
                                     OR

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

Yes  [X]      No  [ ]

         At August 1, 1996, there were 161,563,494 shares of the registrant's common stock outstanding.

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
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                   June 30,             December 31,
ASSETS                                                                                 1996                     1995
- --------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and equivalents                                                           $  175,090               $  310,809
  Marketable securities, at cost which approximates market                           48,008                  116,958
  Receivables, net of allowances                                                    241,359                  195,780
  Inventories                                                                       104,094                   77,121
  Prepaid expenses                                                                    6,853                    5,807
  Deferred tax assets                                                                26,922                   31,233
                                                                                 -----------------------------------
     Total Current Assets                                                           602,326                  737,708

Property, Plant and Equipment, net of accumulated depreciation
  of $590,841 and $580,022, respectively                                            754,003                  717,410
Deferred Tax Assets                                                                 203,743                  414,711
Other Assets                                                                        259,286                  228,629
Net Assets Held for Sale                                                                                     375,601
                                                                                 -----------------------------------
                                                                                 $1,819,358               $2,474,059
====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              SCHULLER CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                             (Thousands of dollars)
                                  (Unaudited)


                                                                               June 30,              December 31,
LIABILITIES                                                                        1996                      1995
- -----------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts and notes payable                                                 $  103,247                $   95,282
  Compensation and benefits                                                     103,775                   104,550
  Income taxes                                                                   50,465                    28,768
  Other accrued liabilities                                                      70,876                   103,005
                                                                             ------------------------------------
    Total Current Liabilities                                                   328,363                   331,605

Long-Term Debt, less current portion (Note 3)                                   426,913                   447,007
Postretirement Benefits Other Than Pensions                                     208,420                   204,445
Deferred Income Taxes and Other Noncurrent
  Liabilities                                                                   342,143                   310,536
                                                                             ------------------------------------

                                                                              1,305,839                 1,293,593
                                                                             ------------------------------------

Contingencies and Commitments (Notes 4 and 9)

STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------
Cumulative Preference Stock, Series B (Note 5)                                                            178,638
Common Stock                                                                      1,616                     1,228
Treasury Stock, at cost                                                         (15,288)                   (1,999)
Capital in Excess of Par Value (Notes 2, 5 and 6)                               538,334                 1,013,505
Unearned Stock Compensation (Note 6)                                             (7,835)                   (3,427)
Accumulated Deficit                                                             (30,135)                  (39,322)
Pension Liability Adjustment                                                       (841)                     (841)
Cumulative Currency Translation Adjustment                                       27,668                    32,684
                                                                             ------------------------------------
                                                                                513,519                 1,180,466
                                                                             ------------------------------------
                                                                             $1,819,358                $2,474,059
=================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              SCHULLER CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                                                     Three Months                         Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                       -------------------------------------------------------------
                                                           1996              1995             1996              1995
- --------------------------------------------------------------------------------------------------------------------
Net Sales                                              $381,403          $354,051        $ 707,512          $682,452
Cost of Sales                                           272,901           251,782          505,451           480,448
Selling, General and
  Administrative                                         42,197            39,417           79,027            75,274
Research, Development
  and Engineering                                         8,530             7,822           15,583            14,294
Other Income (Expense), net                              (1,476)           (2,039)           4,139            (6,597)
                                                       -------------------------------------------------------------
Income from Operations                                   56,299            52,991          111,590           105,839
Interest Income                                           6,417             3,822           12,891             7,709
Interest Expense                                         12,364            12,642           24,952            24,822
Profit Sharing Expense (Note 10)                             86             8,071            6,648            15,558
                                                       -------------------------------------------------------------
Income from Continuing Operations
  before Income Taxes                                    50,266            36,100           92,881            73,168
Income Tax Expense (Benefit)
  (Note 8)                                               22,116            16,521          (63,647)           33,092
                                                       -------------------------------------------------------------
Income from Continuing Operations                        28,150            19,579          156,528            40,076
Income from Discontinued
  Operations, net of tax
  and Minority Interest                                                    13,912                             22,746
Gain on Disposal of
  Discontinued Operations,
  net of tax (Note 9)                                                                      177,159
                                                       -------------------------------------------------------------
Income before Extraordinary
  Items                                                  28,150            33,491          333,687            62,822
Extraordinary Loss on Trust
  Settlements, net of tax (Note 10)                                                       (314,296)
Extraordinary Loss on
  Early Extinguishment of
  Debt, net of tax (Note 3)                              (1,989)                            (1,989)
                                                       -------------------------------------------------------------
Net Income                                               26,161            33,491           17,402            62,822
Preference Stock Dividends                               (1,984)           (6,230)          (8,215)          (12,461)
Premium on Preference Stock
  Redemption                                            (52,126)                           (52,126)
                                                       -------------------------------------------------------------
Net Income (Loss) Applicable
  to Common Stock                                      $(27,949)         $ 27,261        $ (42,939)         $ 50,361
====================================================================================================================

See Notes to Condensed Consolidated Financial Statements

                              SCHULLER CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS), continued
                (Thousands of dollars, except per share amounts)
                                  (Unaudited)




EARNINGS PER COMMON SHARE
 (AFTER PREFERENCE STOCK DIVIDENDS                                  Three Months                         Six Months
  AND PREMIUM ON PREFERENCE STOCK REDEMPTION)                     Ended June 30,                     Ended June 30,
                                                     --------------------------------------------------------------
                                                         1996               1995             1996              1995
- -------------------------------------------------------------------------------------------------------------------
Primary and Fully Diluted:
Income (Loss) from Continuing
  Operations                                         $   (.17)          $    .11         $    .68          $    .23
Income from Discountinued
  Operations, net of tax and
  Minority Interest                                                          .11                                .18
Gain on Disposal of Discontinued
  Operations, net of tax                                                                     1.24
- -------------------------------------------------------------------------------------------------------------------
Income (Loss) before Extraordinary
  Items                                                  (.17)               .22             1.92               .41
Extraordinary Loss on Trust
  Settlements, net of tax                                                                   (2.21)
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax                                             (.01)                               (.01)
- -------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Applicable to
  Common Stock                                       $   (.18)          $    .22         $   (.30)         $    .41
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                             SCHULLER CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of dollars)
                                 (Unaudited)

                                                                                                          Six Months
                                                                                                      Ended June 30,
                                                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         1996              1995
- --------------------------------------------------------------------------------------------------------------------
Net income                                                                              $   17,402         $  62,822
Non-cash items included in net income:
  Depreciation and amortization                                                             33,901            30,314
  Deferred taxes                                                                          (103,343)           95,545
  Product guarantee income                                                                   3,459             3,855
  Provision for furnace rebuilds                                                             3,690             4,196
  Postretirement and pension benefits                                                        7,069            11,406
  Interest expense                                                                             989               873
  Profit sharing expense                                                                     6,648            15,558
  Income from discontinued operations                                                                        (22,746)
  Gain on disposal of discontinued operations                                             (177,159)
  Extraordinary loss on trust settlements                                                  314,296
  Other, net                                                                                19,259             3,297
Profit sharing paid                                                                        (34,309)          (18,259)
(Increase) decrease in current assets:
  Receivables                                                                              (31,992)           (9,387)
  Inventories                                                                              (22,596)          (28,970)
  Prepaid expenses                                                                            (753)            1,059
Increase (decrease) in current liabilities:
  Accounts payable                                                                          (2,479)           (3,428)
  Compensation and benefits                                                                (10,714)          (17,864)
  Income taxes                                                                              21,894            (1,955)
  Other accrued liabilities                                                                (28,227)          (16,970)
Decrease in postretirement benefits other than pensions                                     (3,341)           (4,684)
Decrease in other noncurrent liabilities                                                   (12,647)           (1,815)
Net cash used in discontinued operations                                                                     (59,180)
                                                                                        ----------------------------
Net cash provided by operating activities                                                    1,047            43,667
                                                                                        ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
- --------------------------------------------------------------------------------------------------------------------
Purchases of property, plant and equipment                                                 (57,650)          (46,600)
Acquisitions                                                                               (57,007)
Proceeds from sales of assets                                                                2,708             2,183
Proceeds from sale of Riverwood                                                          1,081,341
Purchases of held-to-maturity securities                                                   (32,435)         (101,049)
Purchases of available-for-sale securities                                                 (31,487)          (16,078)
Proceeds from maturities of held-to-maturity securities                                     82,946            78,357
Proceeds from sales or maturities of available-for-sale securities                          50,034
(Increase) decrease in other assets                                                          7,911              (128)
                                                                                        ----------------------------
Net cash provided by (used in) investing activities                                      1,046,361           (83,315)
                                                                                        ----------------------------

                             SCHULLER CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, continued
                            (Thousands of dollars)
                                 (Unaudited)

                                                                                                          Six Months
                                                                                                      Ended June 30,
                                                                                        ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                         1996              1995
- --------------------------------------------------------------------------------------------------------------------
Issuance of debt                                                                        $      679
Payments on debt                                                                           (24,697)        $  (1,284)
Dividends on preference stock                                                              (10,292)          (12,461)
Redemption of preference stock                                                            (230,764)
Dividends on common stock                                                                 (970,425)
Stock warrants exercised                                                                    64,794
Purchases of treasury stock                                                                (13,289)             (449)
Other stock transactions                                                                     1,805                19
                                                                                        ----------------------------
Net cash used in financing activities                                                   (1,182,189)          (14,175)
                                                                                        ----------------------------

Effect of Exchange Rate Changes on Cash                                                       (938)              526
                                                                                        ----------------------------
Net Decrease in Cash and Equivalents                                                      (135,719)          (53,297)
Cash and Equivalents at Beginning of Period                                                310,809           204,291
                                                                                        ----------------------------
Cash and Equivalents at End of Period                                                   $  175,090         $ 150,994
====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              SCHULLER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


On March 27, 1996, Schuller Corporation ("Schuller" or the "Company"), disposed of its 81.3 percent interest in Riverwood International Corporation ("Riverwood"), its paperboard and packaging systems subsidiary (See Note 9). The assets and liabilities of Riverwood and related parent Company deferred taxes, goodwill and minority interest were classified as net assets held for sale at December 31, 1995. Riverwood's results of operations have been shown as discontinued operations through the first quarter of 1996.

Manville Personal Injury Settlement Trust (the "PI Trust") owns approximately 79 percent of the Company's common stock.

The condensed consolidated financial statements as of June 30, 1996 and December 31, 1995 and for the three and six month periods ended June 30, 1996 and 1995 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles.

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

Note 1 - Inventories

The major classes of inventories were as follows:

                                                                        (Thousands of dollars)

                                                               June 30,           December 31,
                                                                   1996                   1995
                                                           -----------------------------------
Finished goods                                                 $ 65,261                $46,432
Raw materials and supplies                                       26,854                 23,344
Work-in-process                                                  11,979                  7,345
                                                           -----------------------------------
                                                               $104,094                $77,121
                                                           ===================================

Note 2 - Special Cash Dividend

On March 27, 1996, the Company declared a special cash dividend of $6.00 per share, to all common stockholders. The dividend, which totaled $970.4 million, was paid April 12, 1996.

Note 3 - Long-Term Debt

On June 30, 1996, the Company redeemed its 9 Percent Sinking Fund Debentures due through 2003. The prepayment of the debentures at 100 percent of the principal amount of $27.7 million, plus accrued interest of $1.6 million, resulted in an extraordinary loss on early extinguishment of debt of $2 million, net of taxes of $1.1 million.

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

In 1996, the Company and a third party were named as defendants in two class action cases filed in U.S. District Court in Boston, Massachusetts. The plantiffs purport to represent all building owners in the United States with phenolic insulation installed on their roof decks and seek damages and injunctive relief, including an order requiring the removal and replacement of the phenolic insulation and remediation of any deck corrosion. The Company intends to defend these allegations vigorously.

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

Note 5 - Redemption of Cumulative Preference Stock, Series B

On April 30, 1996 the Company redeemed its Cumulative Preference Stock, Series B, with cash of $230.8 million, plus accrued dividends of $4.1 million. The excess of the redemption price over the carrying value of the preference stock of $52.1 million was charged directly to Capital in Excess of Par Value and was deducted from net income to compute earnings and earnings per share applicable to common stockholders.

Note 6 - Unearned Stock Compensation

During the second quarter of 1996, the Company established the Schuller Corporation 1996 Executive Incentive Compensation Plan (the "Compensation Plan"). Under the Compensation Plan executives and other eligible employees were granted deferred stock rights and options to purchase shares of the Company's common stock. Through June 30, 1996, 0.8 million deferred stock rights have been granted, with vesting through December 31, 2000. Accordingly, $8.2 million of unearned stock compensation was reflected in stockholders' equity during the second quarter of 1996 based upon a stock price of $10.625 per share on the grant date. In addition, options to purchase 2.5 million shares and 1.7 million shares, at exercise prices of $10.625 and $13.281 per share, respectively, were granted.

Note 7 - Other Income (Expense), net

Other income, net, was $4.1 million for the first six months of 1996 compared with other expense, net, of $6.6 million for the same period of 1995. Other income for 1996 included a $7.2 million gain relating to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated. Other expense for 1995 included a $2.9 million charge for legal costs in connection with litigation brought by the Company against the former owner of the phenolic roofing business.

Note 8 - Income Taxes

For the six months ended June 30, 1996, the net income tax benefit of $63.6 million included a $104.5 million tax benefit on the portion of the special cash dividend that was paid to the PI Trust.

For income tax purposes, the Company is entitled to a tax benefit on the amount of common dividends paid to the PI Trust in the years in which those dividends are transferred to a specific settlement fund within the

PI Trust or paid to the claimants. The Company expects the PI Trust to transfer its entire dividend proceeds from the special dividend to the settlement fund which will result in a current tax deduction for the Company. This current tax deduction will be utilized to shelter the tax gain on the disposition of Riverwood (see Note 9), which will result in cash tax payments to be made in conjunction with the sale at tax rates significantly lower than normal statutory tax rates.

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

Exclusive of the tax benefit on the special cash dividend, the Company's tax rates for the first six months of 1996 and 1995 were 44 percent and 45 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to higher foreign effective tax rates and U.S. state and local taxes.

The Company's deferred tax assets declined $215.3 million during the first six months of 1996 primarily due to net operating loss carryforwards and PI Trust-related deductions that are expected to be utilized to shelter the gain on the disposition of Riverwood.

Note 9 - Disposition of Riverwood

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

Note 10 - Extraordinary Loss on Trust Settlements

On April 5, 1996, the Company completed the exchange (the "Exchange") of the PI Trust's profit sharing right to 20 percent of the Company's net earnings (as adjusted) for approximately 32.5 million shares of the common stock of the Company, which represented 20 percent of the Company's common stock on a fully diluted basis after giving effect to the Exchange. The Exchange was approved by the Company's stockholders in March 1996. As a result, the Company recorded an extraordinary loss of $314.3 million, net of taxes of $169.2 million, during the first quarter of 1996. The extraordinary loss was based on the New York Stock Exchange closing price of the Company's common stock on April 4, 1996 of $14.50 per share, plus related expenses of the transaction and other trust related settlements. The Company recognized profit sharing expense to the PI Trust through April 5, 1996.


Note 11 - Earnings (Loss) Per Common Share

Primary and fully diluted earnings per common share amounts were determined using the following common equivalent shares:

                                     Second Quarter                            First Six Months
                          1996                 1995                 1996                   1995
- ---------------------------------------------------    ----------------------------------------
Primary            159,554,000          124,684,000          142,177,000            123,744,000
Fully Diluted      159,554,000          125,301,000          142,251,000            125,303,000

During April 1996, an additional 32.5 million common shares were issued as part of the Exchange. In addition, warrants were exercised to purchase 6.9 million shares of common stock through June 6, 1996, the expiration date of the warrants.

Earnings per share amounts were calculated after the deduction for preference stock dividends and the premium on preference stock redemption.

Note 12 - Acquisitions

On January 31, 1996, the Company acquired the commercial and industrial roofing businesses of Nord Bitumi SpA, headquartered in Italy, and Nord Bitumi U.S., Inc. On March 25, 1996, the Company acquired Web Dynamics, a U.S. manufacturer of polymer filtration products. Also during the first quarter of 1996, a joint venture, in which the Company has a 60 percent interest, to operate and expand an existing fiber glass mat facility in China became effective, which is accounted for under the equity method.

The combined purchase price for the acquisitions and the Company's contribution to the joint venture totaled $60.1 million during the first six months of 1996. The acquisitions were accounted for under the purchase method, and accordingly, the purchase prices were allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. Total purchase price in excess of net assets acquired of $41 million is being amortized on a straight-line basis over 20 years. The pro forma effect of the acquisitions is not material to the results of operations for the three or six months ended June 30, 1996 and 1995.

Note 13 - Business Segment Information

The Company reports separately the results of the Building Products and Engineered Products segments. The Building Products segment consists of the Company's building insulation, commercial and industrial roofing systems and mechanical insulations businesses. The Engineered Products segment consists of the Company's specialty insulations, filtration and mats and fibers businesses.


                                                                                      Thousands of dollars
                                                                                              Three Months
                                                                                            Ended June 30,
- ----------------------------------------------------------------------------------------------------------
Building Products                                                                1996                 1995
- ----------------------------------------------------------------------------------------------------------
Net Sales                                                                    $227,718             $198,335
Costs and Expenses                                                            190,928              163,960
Other Income (Expense), net                                                      (329)                 212
- ----------------------------------------------------------------------------------------------------------
Income from Operations                                                       $ 36,461             $ 34,587
==========================================================================================================

Engineered Products
- ----------------------------------------------------------------------------------------------------------
Net Sales                                                                    $161,818             $162,374
Costs and Expenses                                                            131,540              130,837
Other Income (Expense), net                                                      (167)                  74
- ----------------------------------------------------------------------------------------------------------
Income from Operations                                                       $ 30,111             $ 31,611
==========================================================================================================

Corporate and Eliminations
- ----------------------------------------------------------------------------------------------------------
Net Sales                                                                    $ (8,133)            $ (6,658)
Costs and Expenses                                                              1,160                4,224
Other Income (Expense), net                                                      (980)              (2,325)
- ----------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                                                $(10,273)            $(13,207)
==========================================================================================================

Consolidated Total Company
- ----------------------------------------------------------------------------------------------------------
Net Sales                                                                    $381,403             $354,051
Costs and Expenses                                                            323,628              299,021
Other Income (Expense), net                                                    (1,476)              (2,039)
- ----------------------------------------------------------------------------------------------------------
Income from Operations                                                       $ 56,299             $ 52,991
==========================================================================================================

Net sales included in Corporate and Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Building Products segment (at prices approximating market).

                                                                                   (Thousands of dollars)
                                                                                              Six Months
                                                                                           Ended June 30,
- --------------------------------------------------------------------------------------------------------
Building Products                                                       1996                        1995
- --------------------------------------------------------------------------------------------------------
Net Sales                                                          $ 408,218                   $ 377,467
Costs and Expenses                                                   346,934                     310,542
Other Income (Expense), net                                             (490)                     (2,490)
- --------------------------------------------------------------------------------------------------------
Income from Operations                                             $  60,794                   $  64,435
========================================================================================================

Engineered Products
- --------------------------------------------------------------------------------------------------------
Net Sales                                                          $ 315,313                   $ 318,573
Costs and Expenses                                                   253,208                     255,288
Other Income (Expense), net                                              103                         527
- --------------------------------------------------------------------------------------------------------
Income from Operations                                             $  62,208                   $  63,812
========================================================================================================

Corporate and Eliminations
- --------------------------------------------------------------------------------------------------------
Net Sales                                                          $ (16,019)                  $ (13,588)
Costs and Expenses                                                       (81)                      4,186
Other Income (Expense), net                                            4,526                      (4,634)
- --------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                                      $ (11,412)                  $ (22,408)
========================================================================================================

Consolidated Total Company
- --------------------------------------------------------------------------------------------------------
Net Sales                                                          $ 707,512                   $ 682,452
Costs and Expenses                                                   600,061                     570,016
Other Income (Expense), net                                            4,139                      (6,597)
- --------------------------------------------------------------------------------------------------------
Income from Operations                                             $ 111,590                   $ 105,839
========================================================================================================

Net sales included in Corporate and Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Building Products segment (at prices approximating market).

Report of Independent Accountants

To the Stockholders and Directors
  of Schuller Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schuller Corporation as of June 30, 1996 and the related condensed consolidated statement of income (loss) for the three month and six month periods ended June 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND L.L.P.
- ------------------------------------------
    COOPERS & LYBRAND L.L.P.



Denver, Colorado
August 8, 1996

Item 2.

                              SCHULLER CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Schuller Corporation ("Schuller" or the "Company") manufactures and markets insulation for buildings and equipment, commercial roofing systems, high-efficiency air filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications. The Company operates 45 manufacturing facilities in North America, Europe and China, and is comprised of two principal business segments: Building Products and Engineered Products.

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

On March 27, 1996, the Company disposed of its 81.3 percent interest in Riverwood International Corporation ("Riverwood"), its former paperboard and packaging systems subsidiary. The assets and liabilities of Riverwood and related parent Company deferred taxes, goodwill and minority interest were classified as net assets held for sale at December 31, 1995. Riverwood's results of operations have been shown as discontinued operations through the first quarter of 1996. See Note 9 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six month periods ended June 30, 1996 and 1995, certain income and expense items and the percentage that such items increased (decreased):

                                                                         Three Months         Percentage
                                                                       Ended June 30,           Increase
                                                              1996               1995         (Decrease)
                                                          --------     --------------         ----------
                                                               (Thousands of dollars)

Net Sales:
   Building Products                                      $227,718           $198,335               14.8
   Engineered Products                                     161,818            162,374               (0.3)
   Corporate and Eliminations                               (8,133)            (6,658)
                                                          --------           --------
                                                           381,403            354,051                7.7

Cost of Sales                                              272,901            251,782                8.4
                                                          --------           --------
Gross Profit                                               108,502            102,269                6.1
Other Operating Expenses                                    50,727             47,239                7.4
Other Expense, net                                          (1,476)            (2,039)             (27.6)
                                                          --------           --------

Income from Operations:
   Building Products                                        36,461             34,587                5.4
   Engineered Products                                      30,111             31,611               (4.7)
   Corporate and Eliminations                              (10,273)           (13,207)
                                                           -------           --------
                                                          $ 56,299           $ 52,991                6.2
                                                          ========           ========

                                                                           Six Months         Percentage
                                                                       Ended June 30,           Increase
                                                              1996               1995         (Decrease)
                                                          --------     --------------         ----------
                                                               (Thousands of dollars)

Net Sales:
   Building Products                                      $408,218           $377,467                8.1
   Engineered Products                                     315,313            318,573               (1.0)
   Corporate and Eliminations                              (16,019)           (13,588)
                                                          --------          ---------
                                                           707,512            682,452                3.7

Cost of Sales                                              505,451            480,448                5.2
                                                          --------           --------
Gross Profit                                               202,061            202,004
Other Operating Expenses                                    94,610             89,568                5.6
Other Income (Expense), net                                  4,139             (6,597)
                                                          --------           --------

Income from Operations:
   Building Products                                        60,794             64,435               (5.7)
   Engineered Products                                      62,208             63,812               (2.5)
   Corporate and Eliminations                              (11,412)           (22,408)
                                                          --------           --------
                                                          $111,590           $105,839                5.4
                                                          ========           ========

Second Quarter 1996 Compared With Second Quarter 1995

The Company's net sales for the second quarter of 1996 increased $27.3 million, or 7.7 percent, to $381.4 million from $354.1 million for the same period of 1995. Gross profit increased $6.2 million, or 6.1 percent, compared with the second quarter of 1995. Gross profit margins were 28.4 percent and 28.9 percent for the quarters ended June 30, 1996 and 1995, respectively. Income from operations for the second quarter of 1996 increased $3.3 million, or 6.2 percent, to $56.3 million from $53.0 million.

The Building Products segment's net sales for the second quarter of 1996 increased $29.4 million, or 14.8 percent, compared with the same period of 1995. Income from operations increased $1.9 million, or 5.4 percent. These increases are due primarily to the inclusion of the operating results of the Nord Bitumi SpA and Nord Bitumi U.S., Inc., (collectively "Nord") businesses acquired earlier in 1996 by the commercial and industrial roofing systems business. The building insulation business benefited from stronger U.S. housing starts which resulted in higher sales volume during the second quarter of 1996. However, lower selling prices resulted in moderately lower operating profits as the industry continued to experience excess capacity. Mechanical insulations reported improved operating results, reflecting continued strength in commercial and industrial construction markets coupled with enhanced productivity.

The Engineered Products segment's income from operations decreased $1.5 million, or 4.7 percent, and net sales were flat compared with the second quarter of 1995. Net sales were unchanged and income from operations for U.S. mats and fibers declined slightly when compared with 1995. The Company's U.S. production remained capacity constrained, along with other market suppliers, which led to higher selling prices. Sales volumes were negatively affected for a significant portion of the second quarter of 1996 by the shutdown and rebuilding of a furnace for regular maintenance and to increase production capacity. The operating results of the worldwide mats and fibers business declined as U.S. dollar-reported results of the Company's German operations decreased due to the strengthening of the U.S. dollar against the German mark, along with continuing weakness in European construction markets. The filtration and specialty insulations businesses experienced slightly higher net sales and operating income as the continued demand for ultra-fine fibers used for filtration and improvements in sales of HVAC equipment insulation were partially offset by weakness in sales of automotive insulation products.

Other operating expenses include selling, general, administrative and research, development and engineering expenses. These expenses, while remaining constant at 13.3 percent of net sales, increased $3.5 million, or 7.4 percent, compared with the second quarter of 1995. The increase is principally due to additional expenses as a result of recent acquisitions, acquisition activities and increased product and process improvement programs.

First Six Months of 1996 Compared With First Six Months of 1995

The Company's net sales for the six months ended June 30, 1996 increased $25 million, or 3.7 percent, to $707.5 million from $682.5 million for the same period of 1995. Gross profit was flat compared with 1995, with gross profit margins of 28.6 percent and 29.6 percent for 1996 and 1995, respectively, reflecting lower building insulation prices realized during 1996. Income from operations increased $5.8 million, or 5.4 percent, to $111.6 million from $105.8 million.

The Building Products segment's net sales increased $30.7 million, or 8.1 percent, compared with the same period of 1995. The increase in net sales is due mainly to the Nord acquisition. Increased building insulation sales volumes due to stronger 1996 U.S. housing starts were offset by lower selling prices. Income from operations decreased $3.6 million, or 5.7 percent, primarily as a result of lower building insulation prices due to excess industry capacity.
Net sales and operating income for mechanical insulations were essentially flat compared with 1995.

The Engineered Products segment's income from operations decreased $1.6 million, or 2.5 percent, on a one percent, or $3.3 million, decrease in net sales compared with the first six months of 1995. While net sales and income from operations for U.S. mats and fibers were essentially flat compared with 1995 as U.S. production remained capacity constrained, U.S. dollar-reported results of the Company's German operations decreased due to the strengthening of the U.S. dollar against the German mark, along with continuing weakness in European construction markets. The filtration and specialty insulations businesses experienced slightly higher net sales and operating income as the continued demand for ultra-fine fibers used for filtration and improvements in sales of HVAC equipment insulation were partially offset by weakness in sales of automotive insulation products.

Other operating expenses remained constant as a percentage of sales at 13 percent and increased $5 million, or 5.6 percent, for the first half of 1996 compared with the same period of 1995. The increase is principally due to additional expenses associated with acquisitions, acquisition activities and increased product and process improvement programs.

Other income, net, was $4.1 million for the first six months of 1996 compared with other expense, net, of $6.6 million for the same period of 1995. Other income for 1996 included a $7.2 million gain relating to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated. Other expense for 1995 included a $2.9 million charge for legal costs in connection with litigation brought by the Company against the former owner of the phenolic roofing business.

Compared with the corresponding quarter and six month periods of 1995, the Company's interest income increased $2.6 million and $5.2 million, respectively, primarily due to higher average cash and marketable securities balances.

For the six months ended June 30, 1996, the Company reported a net income tax benefit of $63.6 million, which included a $104.5 million tax benefit on the portion of the special cash dividend that was paid to Manville Personal Injury Settlement Trust (the "PI Trust") in April 1996. See Note 8 to the Condensed Consolidated Financial Statements. Exclusive of the tax benefit on the special cash dividend, the Company's tax rates for the first six months of 1996 and 1995 were 44 percent and 45 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to higher foreign effective tax rates and U.S. state and local taxes.

On March 27, 1996, the Company consummated the disposition of Riverwood, received gross cash proceeds of $1.08 billion and recorded a gain of $177.2 million, net of taxes of $177.8 million, on the disposition of the Company's
81.3 percent interest. The estimated effective tax rate on the sale is higher than the statutory tax rate due to federal income taxes resulting from the election under Section 338(h)(10) of the U.S.

Internal Revenue Code to treat the disposition of Riverwood as an asset sale for tax purposes, and other book and tax basis differences.

On April 5, 1996, the Company completed the Profit Sharing Exchange Agreement with the PI Trust, which provided for the exchange of the PI Trust's profit sharing right to 20 percent of the Company's net earnings (as adjusted) for
approximately 32.5 million shares of the common stock of the Company.   As a
result, the Company recorded an extraordinary loss of $314.3 million, net of taxes of $169.2 million, during the first quarter of 1996. The extraordinary loss was based on the New York Stock Exchange closing price of the Company's common stock on April 4, 1996 of $14.50 per share, plus related expenses of the transaction and other trust related settlements. The Company paid its final profit sharing obligation for the period of January 1, 1996 through April 5, 1996, during the second quarter of 1996.

On June 30, 1996 the Company redeemed its 9 Percent Sinking Fund Debentures with cash of $27.7 million, plus accrued interest of $1.6 million, resulting in an extraordinary loss on early extinguishment of debt of $2.0 million, net of related income taxes of $1.1 million.

On April 30, 1996 the Company redeemed its Cumulative Preference Stock, Series B ( the "Preference Stock"), with cash of $230.8 million, plus accrued dividends of $4.1 million. The excess of the redemption price over the carrying value of the Preference Stock of $52.1 million was charged directly to Capital in Excess of Par Value and was deducted from net income to compute earnings and earnings per share applicable to common stockholders.

Due to the factors discussed above, net loss applicable to common stock for the second quarter of 1996 was $27.9 million, compared with net income of $27.3 million for the same period of 1995. Year-to-date net loss applicable to common stock for 1996 was $42.9 million, compared with net income of $50.4 million for 1995. The primary and fully diluted net loss per common share for the second quarter of 1996 was $0.18 each, as compared with primary and fully diluted earnings per common share of $0.22 each for the same period in 1995. Primary and fully diluted loss per common share for the six month period ended June 30, 1996 was $0.30 compared with earnings per common share of $0.41 during the same period of 1995. Earnings (loss) per common share amounts were calculated after deducting preference stock dividends and the premium on preference stock redemption.

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

The Company's agreements with its lenders contain a number of financial and general covenants. These include, among other things, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions by Schuller International (the Company's wholly owned subsidiary), and restrictions on intercompany transactions, including transfers of cash. As of June 30, 1996, the maximum amount available for dividends to be paid by Schuller International under its most restrictive debt covenants was approximately $192 million. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At June 30, 1996, the Company was in compliance with these covenants.

A tax sharing agreement between the Company and Schuller International provides that Schuller International's U.S. federal and state income taxes be calculated as if it were an independent entity and that such tax amounts be remitted to the Company. The Company is able to apply tax benefits to reduce the consolidated domestic tax obligations, allowing Schuller Corporation to retain a large portion of the cash remitted by Schuller International. In connection with the disposition of Riverwood, the tax sharing agreement between the Company and Riverwood terminated on March 27, 1996.

At June 30, 1996, the Company had cash and marketable securities totaling $223.1 million. Total cash and marketable securities located outside the U.S. and Canada were approximately $24.4 million. At December 31, 1995, the Company's cash and marketable securities totaled $427.8 million.

During the first quarter of 1996, the Company received proceeds of $1.08 billion for the disposition of Riverwood. During the second quarter of 1996, the Company paid a special cash dividend of $6 per common share, totaling $970.4 million; redeemed its Preference Stock at $25 per share plus accrued dividends, totaling $234.9 million; and redeemed its 9 Percent Sinking Debentures at 100 percent of the principal amount plus accrued interest, totaling $29.3 million.

The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. During the first six months of 1996, sales volumes were positively influenced by strong U.S. construction markets, partially offset by softness in European construction markets and capacity constraints in U.S. markets served by the Company's mats and fibers and ultra-fine fibers businesses. The Company's building insulation business continued to experience price declines which began in the second half of 1995 due to new capacity. In addition, changes in the Company's accounts receivable and inventory balances reflect changes in actual and anticipated sales levels. Increases in sales volumes, primarily from the acquisitions completed during 1996, resulted in a larger increase in accounts receivable for the first six months of 1996 when compared with the same period of 1995. Meanwhile, production capacity constraints combined with strong demand, particularly in mats and fibers, resulted in a smaller increase in inventory balances than was reported for the first six months of 1995.

Demand for the Company's products has historically been cyclical due to macroeconomic factors affecting residential and commercial construction markets. The Company estimates that approximately half of its annual sales are made to commercial and industrial construction markets, while approximately one-third are made to residential construction markets and the remainder are made to original equipment manufacturers.

In addition to the proceeds from the disposition of Riverwood, the Company's investing activities for the first six months of 1996 include the combined cash purchase prices for acquisitions and contributions to its joint venture of $57 million. The Company's investing activities also include capital expenditures for the six months ended June 30, 1996 totaling $57.6 million, of which approximately $27.9 million were for capacity expansion projects.

The Company's capacity expansion programs are periodically revised to reflect changes in demand, industry capacity and the results of productivity and technology innovations. In order to meet worldwide demand for its mats and fibers products, the Company announced plans during 1995 to increase its U.S. production capacity of continuous filament fiber glass by mid 1997. The increase will be accomplished primarily by reconstructing an existing furnace, while also expanding existing capacity. In addition, the Company entered into a joint venture in China and began expansion of an existing fiber glass mat facility, with completion expected in 1997. The Company also plans to complete the current expansion of its filtration business' ultra-fine fiber production capacity during 1996 through capital spending programs. The Company currently estimates capital spending in 1996 of approximately $100 million to $110 million, excluding acquisitions, of which approximately $40 million to $50 million will be used in the capacity expansion programs described above. As of June 30, 1996, outstanding purchase commitments relating to these and other projects totaled $16.7 million.

On June 6, 1996, warrants to purchase approximately seven million shares of the Company's common stock expired. Substantially all of the warrants were exercised at $9.40 per share, and as a result, the Company received proceeds of $64.8 million during 1996. Through the April 30, 1996 Preference Stock redemption date, the Company paid cash dividends of $10.3 million, or $1.12 per share, on Preference Stock during 1996. For the the first six months of 1995, $12.5 million, or $1.35 per share, of dividends were paid. As a result of the redemption, the Company will no longer pay such dividends. These dividends, at the annual rate of $2.70 per share, totaled $24.9 million during 1995.

On August 1, 1996, the Company announced the adoption of a dividend policy to pay regular quarterly cash dividends on its common stock. The first such dividend, of three cents per share, was declared for the third quarter of 1996, payable October 10, 1996. Dividend policies and amounts are subject to change at the discretion of the Company's Board of Directors based on factors including, but not limited to, the Company's operating results, capital requirements, financing agreements and financial condition.

At June 30, 1996, the Company had a $100 million receivables sale facility (the "Receivables Facility") for its domestic short-term working capital requirements. Amounts available for borrowing under the Receivables Facility are based on the daily balance of certain outstanding trade accounts receivable adjusted for various factors as defined under the terms of the Receivables Facility. There have been no borrowings under the Receivables Facility through June 30, 1996. The Company's foreign subsidiaries also had working capital facilities totaling $65.7 million available for borrowing at June 30, 1996.

The Company believes that its current cash position, funds available under the Receivables Facility and foreign working capital facilities, and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program, its other ongoing operating costs and its dividend policy. However, the Company may need to access capital markets to pay the principal of the $400 million Senior Notes due in 2004, or in connection with possible future acquisitions.

RELATIONSHIP OF SCHULLER TO THE PI TRUST

The PI Trust owns approximately 79 percent of Schuller's common stock. The PI Trust is an irrevocable trust formed under the laws of the State of New York, pursuant to a trust agreement dated as of November 28, 1988, as amended (the "Trust Agreement"), to implement certain portions of the Company's Second Amended and Restated Plan of Reorganization, in particular, those relating to the settlement of asbestos health claims against Schuller Corporation and certain of its affiliates. As the majority owner of the Company's common stock, the PI Trust has effective voting control, including the power to nominate and elect directors as the trustees of the PI Trust determine. Four trustees of the PI Trust currently serve as members of Schuller's Board of Directors, including one trustee who serves as the Chairman of the Board.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 7, 1996, the Company's Annual Meeting of Stockholders was held in Denver, Colorado and the following items were voted upon and approved by the stockholders.

1.       The following Directors were elected by the stockholders:

         NAME                                 FOR           VOTE WITHHELD
         ----                                 ---           -------------
         Leo Benatar                         151,583,660              1,030,645
         Robert A. Falise                    151,581,634              1,032,671
         Todd Goodwin                        151,583,159              1,031,146
         Michael N. Hammes                   151,570,826              1,043,479
         John Nils Hanson                    151,586,128              1,028,177
         Kathryn Rudie Harrigan              151,569,967              1,044,338
         Louis Klein, Jr.                    151,582,234              1,032,071
         Frank J. Macchiarola                151,579,888              1,031,417
         Christian E. Markey, Jr.            151,579,341              1,034,964
         William E. Mayer                    151,586,217              1,028,088
         W. Thomas Stephens                  151,569,177              1,045,128

2. Approval of the Schuller Corporation 1996 Executive Incentive Compensation Plan.


         For:           139,071,289        Against:                   5,934,434
         Abstain:           216,078        Broker Non-Vote:           7,392,504


3. Approval of the appointment of Coopers & Lybrand L.L.P. as Independent Accountants of the Company for the fiscal year ending December 31, 1995.


         For:           151,882,488        Against:                     679,643
         Abstain:            52,174        Broker Non-Vote:                 -0-

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 Exhibit 3.1, Amended and Restated By-Laws, as amended July 31, 1996.

                 Exhibit 10.1, Agreement between W. Thomas Stephens and the Company, effective as of April 12, 1996

                 Exhibit 10.2, Amendment No. 3 to the Employment Agreement between Richard B. Von Wald and the Company, effective as of April 12, 1996.

                 Exhibit 10.3, Form of Employment Agreement with the Executive Officers of the Company.

                 Exhibit 10.4, Schuller Corporation 1996 Stock Award Plan which was filed as an exhibit to the Company's Form S-8 filed on June 19, 1996 (Registration No. 333-06313), and incorporated herein by reference.

                 Exhibit 10.5, Schuller Corporation Deferred Compensation Plan which was filed as an exhibit to the Company's Form S-8 filed on June 19, 1996 (Registration No. 333-06321), and incorporated herein by reference.

                 Exhibit 10.6, Schuller Corporation 1996 Executive Incentive Compensation Plan which was filed as an exhibit to the Company's Form S-8 filed on June 20, 1996 (Registration No. 333-06375), and incorporated herein by reference.

                 Exhibit 15, Letter of Coopers and Lybrand L.L.P.

                 Exhibit 27.1, Financial Statement Schedules.

                 Exhibit 27.2, Financial Statement Schedules.

         (b)     Form 8-K.

                 None.

                                  SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SCHULLER CORPORATION
                                      ---------------------
                                           (Registrant)



Date:  August 8, 1996                 By:   /s/  R. B. Von Wald
                                         --------------------------------------
                                                 R. B. Von Wald
                                                 Executive Vice President,
                                                 General Counsel and Secretary




Date:  August 8, 1996                 By:   /s/   K. L. Jensen
                                         --------------------------------------
                                                  K. L. Jensen
                                                  Senior Vice President and
                                                  Chief Financial Officer

                               EXHIBIT INDEX

Exhibit
Number                      Exhibit Description                             Page
- -------                     -------------------                             ----

  3.1            Amended and Restated By-Laws, as amended July 31, 1996.

 10.1 Agreement between W. Thomas Stephens and the Company, effective as of April 12, 1996

 10.2 Amendment No. 3 to the Employment Agreement between Richard B. Von Wald and the Company, effective as of April 12, 1996.

 10.3 Form of Employment Agreement with the Executive Officers of the Company.

 10.4 Schuller Corporation 1996 Stock Award Plan which was filed as an exhibit to the Company's Form S-8 filed on June 19, 1996 (Registration No. 333-06313), and incorporated herein by reference.

 10.5 Schuller Corporation Deferred Compensation Plan which was filed as an exhibit to the Company's Form S-8 filed on June 19, 1996 (Registration No. 333-06321), and incorporated herein by reference.

 10.6 Schuller Corporation 1996 Executive Incentive Compensation Plan which was filed as an exhibit to the Company's
                 Form S-8 filed on June 20, 1996 (Registration No. 333-06375), and incorporated herein by reference.

 15              Letter of Coopers and Lybrand L.L.P.

 27.1            Financial Statement Schedules.

 27.2            Financial Statement Schedules.