Form 10-Q
period 1996-09-30
SCHULLER CORP
filed 1996-11-14
CIK 355473

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission file number 1-8247

                              SCHULLER CORPORATION
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

         At November 8, 1996, there were 161,563,494 shares of the registrant's common stock outstanding.

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
                             (Thousands of dollars)
                                  (Unaudited)

                                               September 30,   December 31,
ASSETS                                                  1996           1995
---------------------------------------------------------------------------
Current Assets
  Cash and equivalents                            $  131,363     $  310,809
  Marketable securities, at cost which
     approximates market                              42,404        116,958
  Receivables, net of allowances                     266,737        195,780
  Inventories                                        111,787         77,121
  Prepaid expenses                                     7,557          5,807
  Deferred tax assets                                 25,319         31,233
                                                  -------------------------
       Total Current Assets                          585,167        737,708

Property, Plant and Equipment,
  net of accumulated depreciation
  of $618,694 and $580,022, respectively             788,240        717,410
Deferred Tax Assets                                  202,490        414,711
Other Assets                                         343,520        228,629
Net Assets Held for Sale (Note 10)                                  375,601
                                                  -------------------------
                                                  $1,919,417     $2,474,059
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

                              SCHULLER CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                             (Thousands of dollars)
                                  (Unaudited)


                                                   September 30,   December 31,
LIABILITIES                                                 1996           1995
-------------------------------------------------------------------------------
Current Liabilities
   Accounts and notes payable                         $  140,821     $   95,282
   Compensation and benefits                             102,049        104,550
   Income taxes                                           67,379         28,768
   Other accrued liabilities                              76,936        103,005
                                                     --------------------------
  Total Current Liabilities                              387,185        331,605

Long-Term Debt, less current portion (Note 3)            435,100        447,007
Postretirement Benefits Other Than Pensions              206,681        204,445
Deferred Income Taxes and Other Noncurrent
  Liabilities                                            344,199        310,536
                                                     --------------------------
                                                       1,373,165      1,293,593
                                                     --------------------------

Contingencies and Commitments (Notes 4 and 10)

STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
Cumulative Preference Stock, Series B (Note 5)                          178,638
Common Stock                                               1,625          1,228
Treasury Stock, at cost                                  (15,288)        (1,999)
Capital in Excess of Par Value (Notes 2, 5 and 6)        539,061      1,013,505
Unearned Stock Compensation (Note 6)                     (10,084)        (3,427)
Retained Earnings (Accumulated Deficit)                    3,783        (39,322)
Pension Liability Adjustment                                (161)          (841)
Cumulative Currency Translation Adjustment                27,316         32,684
                                                     --------------------------
                                                         546,252      1,180,466
                                                     --------------------------
                                                      $1,919,417     $2,474,059
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

                              SCHULLER CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                                     Three Months                   Nine Months
                                              Ended September 30,           Ended September 30,
                                       --------------------------------------------------------
                                              1996           1995           1996           1995
-----------------------------------------------------------------------------------------------
Net Sales                                 $422,978       $363,094     $1,130,490     $1,045,546
Cost of Sales                              301,539        265,069        806,990        745,517
Selling, General and
  Administrative                            42,633         36,372        121,660        111,646
Research, Development
  and Engineering                            8,550          7,189         24,133         21,483
Other Income (Expense), net (Note 7)        (2,641)           214          1,498         (6,383)
                                       --------------------------------------------------------
Income from Operations                      67,615         54,678        179,205        160,517
Gain on Sale of Equity Investment                          74,889                        74,889
Interest Income                              2,868          4,430         15,759         12,139
Interest Expense                            12,384         11,248         37,336         36,070
Profit Sharing Expense (Note 11)                            8,666          6,648         24,224
                                       --------------------------------------------------------
Income from Continuing Operations
  before Income Taxes                       58,099        114,083        150,980        187,251
Income Tax Expense (Benefit)
  (Note 9)                                  24,181         43,981        (39,466)        77,073
                                       --------------------------------------------------------
Income from Continuing Operations           33,918         70,102        190,446        110,178
Income from Discontinued
  Operations, net of tax
  and Minority Interest                                    13,516                        36,262
Gain on Disposal of Discontinued
  Operations, net of tax (Note 10)                                       177,159
                                       --------------------------------------------------------
Income before Extraordinary
  Items                                     33,918         83,618        367,605        146,440
Extraordinary Loss on Trust
  Settlements, net of tax (Note 11)                                     (314,296)
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax (Note 3)                                                     (1,989)
                                       --------------------------------------------------------
Net Income                                  33,918         83,618         51,320        146,440
Preference Stock Dividends                                 (6,231)        (8,215)       (18,692)
Premium on Preference Stock
  Redemption                                                             (52,126)
                                       --------------------------------------------------------
Net Income (Loss) Applicable
  to Common Stock                         $ 33,918       $ 77,387     $   (9,021)    $  127,748
===============================================================================================

See Notes to Condensed Consolidated Financial Statements.

                              SCHULLER CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS), continued
                (Thousands of dollars, except per share amounts)
                                  (Unaudited)





EARNINGS PER COMMON SHARE                    Three Months           Nine Months
 (AFTER PREFERENCE STOCK DIVIDENDS    Ended September 30,   Ended September 30,
  AND PREMIUM ON PREFERENCE STOCK     -----------------------------------------
  REDEMPTION)                                1996    1995         1996     1995
-------------------------------------------------------------------------------
Primary:
Income from Continuing Operations            $.21    $.51       $  .87    $ .74
Income from Discountinued
  Operations, net of tax
  and Minority Interest                               .11                   .29
Gain on Disposal of Discontinued
  Operations, net of tax                                          1.19
-------------------------------------------------------------------------------
Income before Extraordinary
  Items                                       .21     .62         2.06     1.03
Extraordinary Loss on Trust
  Settlements, net of tax                                        (2.11)
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax                                                      (.01)
-------------------------------------------------------------------------------
Net Income (Loss) Applicable
  to Common Stock                            $.21    $.62       $ (.06)   $1.03
===============================================================================
Fully Diluted:
Income from Continuing Operations            $.21    $.51       $  .87    $ .73
Income from Discountinued
  Operations, net of tax
  and Minority Interest                               .11                   .29
Gain on Disposal of Discontinued
  Operations, net of tax                                          1.19
-------------------------------------------------------------------------------
Income before Extraordinary
  Items                                       .21     .62         2.06     1.02
Extraordinary Loss on Trust
  Settlements, net of tax                                        (2.11)
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax                                                      (.01)
-------------------------------------------------------------------------------
Net Income (Loss) Applicable
  to Common Stock                            $.21    $.62       $ (.06)   $1.02
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

                              SCHULLER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                               Nine Months
                                                                       Ended September 30,
                                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                  1996           1995
------------------------------------------------------------------------------------------
Net income                                                      $    51,320    $   146,440
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                      51,761         47,086
  Deferred taxes                                                    (99,698)       137,196
  Product guarantee income                                            6,019          6,518
  Provision for furnace rebuilds                                      5,616          6,183
  Postretirement and pension benefits                                 9,891         17,042
  Net gain on sale of assets                                                       (74,889)
  Interest expense                                                    1,499          1,310
  Profit sharing expense                                              6,648         24,224
  Income from discontinued operations                                              (36,262)
  Gain on disposal of discontinued operations                      (177,159)
  Extraordinary loss on trust settlements                           314,296
  Other, net                                                         21,755          4,521
Profit sharing paid                                                 (34,309)       (18,259)
(Increase) decrease in current assets:
  Receivables                                                       (25,026)       (16,673)
  Inventories                                                       (17,047)       (21,747)
  Prepaid expenses                                                   (1,453)          (788)
Increase (decrease) in current liabilities:
  Accounts payable                                                  (12,177)           190
  Compensation and benefits                                         (18,703)       (19,174)
  Income taxes                                                       38,822           (973)
  Other accrued liabilities                                         (30,140)        (8,690)
Decrease in postretirement benefits other
  than pensions                                                      (8,256)       (11,702)
Decrease in other noncurrent liabilities                            (15,384)         2,764
Net cash used in discontinued operations                                           (56,934)
                                                                --------------------------
Net cash provided by operating activities                            68,275        127,383
                                                                --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------------------------
Purchases of property, plant and equipment                          (76,907)       (80,352)
Acquisitions                                                       (151,555)
Proceeds from sales of assets                                         2,896        112,710
Proceeds from disposition of Riverwood                            1,081,341
Purchases of held-to-maturity securities                            (33,359)      (122,576)
Purchases of available-for-sale securities                          (30,956)       (66,107)
Proceeds from maturities of
  held-to-maturity securities                                        83,946        118,059
Proceeds from sales or maturities of
  available-for-sale securities                                      55,035
(Increase) decrease in other assets                                   8,222        (13,652)
                                                                --------------------------
Net cash provided by (used in) investing activities                 938,663        (51,918)
                                                                --------------------------

                              SCHULLER CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, continued
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                       Nine Months
                                                                                Ended September 30,
                                                                        --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                          1996           1995
--------------------------------------------------------------------------------------------------
Issuance of debt                                                        $       724    $     5,339
Payments on debt                                                            (29,890)        (1,346)
Dividends on preference stock                                               (10,292)       (18,692)
Redemption of preference stock                                             (230,764)
Dividends on common stock                                                  (968,141)
Stock warrants exercised                                                     64,794
Purchases of treasury stock                                                 (13,289)          (633)
Other stock transactions                                                      1,810             19
                                                                        --------------------------
Net cash used in financing activities                                    (1,185,048)       (15,313)
                                                                        --------------------------

Effect of Exchange Rate Changes on Cash                                      (1,336)           167
                                                                        --------------------------
Net Increase (Decrease) in Cash and Equivalents                            (179,446)        60,319
Cash and Equivalents at Beginning of Period                                 310,809        204,291
                                                                        --------------------------
Cash and Equivalents at End of Period                                   $   131,363    $   264,610
                                                                        ==========================

See Notes to Condensed Consolidated Financial Statements.

                              SCHULLER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The condensed consolidated financial statements of Schuller Corporation ("Schuller" or the "Company") as of September 30, 1996 and December 31, 1995 and for the three and nine month periods ended September 30, 1996 and 1995 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles.

Manville Personal Injury Settlement Trust (the "Trust") owns approximately 80 percent of the Company's common stock.

The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

Additional information regarding the Company's accounting policies, operations, financial position, reorganization proceedings and relationship with the Trust is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                                       (Thousands of dollars)
                                               September 30,     December 31,
                                                       1996              1995
                                               ------------------------------
Finished goods                                     $ 64,976           $46,432
Raw materials and supplies                           35,298            23,344
Work-in-process                                      11,513             7,345
                                               ------------------------------
                                                   $111,787           $77,121
                                               ==============================

Note 2 - Special Cash Dividend

On March 27, 1996, the Company declared a special cash dividend of $6.00 per share, payable to all common stockholders. The dividend, which totaled $968.1 million, was paid April 12, 1996.

Note 3 - Long-Term Debt

On June 30, 1996, the Company redeemed its 9 Percent Sinking Fund Debentures due through 2003. The prepayment of the debentures in the principal amount of $27.7 million, plus accrued interest of $1.6 million, resulted in an extraordinary loss on early extinguishment of debt of $2 million, net of taxes of $1.1 million.

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

During 1995, the Company and its liability insurance carriers reached a settlement with respect to the extent of coverage to be provided by such carriers. In addition, during 1995, the Company and the former owner of the phenolic roofing insulation business reached an agreement with respect to the costs to be reimbursed by the former owner. Pursuant to these agreements, the Company has been reimbursed for a portion of historical costs incurred and is entitled to receive reimbursement for a substantial portion of future costs to be incurred by the Company for inspection and remediation.

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

Note 5 - Redemption of Cumulative Preference Stock, Series B

On April 30, 1996, the Company redeemed its Cumulative Preference Stock, Series B, with cash of $230.8 million, plus accrued dividends of $4.1 million. The excess of the redemption price over the carrying value of the preference stock of $52.1 million was charged directly to Capital in Excess of Par Value and was deducted from net income to compute earnings and earnings per share applicable to common stockholders.

Note 6 - Unearned Stock Compensation

During the second quarter of 1996, the Company established the Schuller Corporation 1996 Executive Incentive Compensation Plan and the 1996 Schuller Corporation Stock Award Plan (the "Compensation Plans"). Under the Compensation Plans, executives and other eligible employees were granted deferred stock rights and options to purchase shares of the Company's common stock. Through September 30, 1996, 1.1 million deferred stock rights have been granted, with vesting through December 31, 2000. Accordingly, $10.1 million of unearned stock compensation, net of amortization, was reflected in stockholders' equity at September 30, 1996, based upon stock prices ranging from $8.75 to $10.75 per share on the grant dates. In addition, options to purchase 5.2 million shares at exercise prices ranging from $10.63 to $13.28 per share were granted, the majority of which will vest by December 31, 1997.

Note 7 - Other Income (Expense), net

Other income, net, was $1.5 million for the first nine months of 1996 compared with other expense, net, of $6.4 million for the same period of 1995. Other income for 1996 included a $7.2 million gain relating to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated. Other expense for 1995 included a $2.9 million charge for legal costs in connection with litigation brought by the Company against the former owner of the phenolic roofing business.

Note 8 - Sale of Equity Investment

In August 1995, the Company sold its remaining investment of 5.4 million common shares in Stillwater Mining Company for net cash proceeds of $110.5 million, resulting in a pretax gain on the sale of equity securities of $74.9 million.

Note 9 - Income Taxes

For the nine months ended September 30, 1996, the net income tax benefit of $39.5 million included a $104.5 million tax benefit on the portion of the special cash dividend that was paid to the Trust.

For income tax purposes, the Company is entitled to a tax benefit on the amount of common dividends paid to the Trust in the years in which those dividends are transferred to a specific settlement fund within the Trust or paid to the claimants. The Company expects the Trust to transfer its entire dividend proceeds from the special dividend to the settlement fund during 1996, which will result in a current tax deduction for the Company. This current tax deduction will be utilized to shelter the tax gain on the disposition of Riverwood International Corporation ("Riverwood")- see Note 10, which will result in cash tax payments related to the disposition to be made at tax rates significantly lower than normal statutory tax rates.

For financial reporting purposes, the tax benefit on the portion of the dividend paid to the Trust was realized at less than statutory rates. Due to the size of the dividend in relation to the Company's equity, the Company recorded a corresponding pro rata reduction in the carrying value of its deferred tax asset related to common stock held by the Trust. The pro rata reduction in the deferred tax asset partially offset the statutory tax benefit on the dividend, resulting in an effective tax rate on the portion of the dividend paid to the Trust of approximately 14 percent.

Exclusive of the tax benefit on the special cash dividend, the Company's tax rates for the first nine months of 1996 and 1995 were 43 percent and 41 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to higher foreign effective tax rates and U.S. state and local taxes.

The Company's deferred tax assets declined $218.1 million during the first nine months of 1996 primarily due to net operating loss carryforwards and Trust-related deductions that are expected to be utilized to shelter the gain on the disposition of Riverwood.

Note 10 - Disposition of Riverwood

On March 27, 1996, the Company disposed of its 81.3 percent interest in Riverwood, its paperboard and packaging systems subsidiary, and received gross cash proceeds of $1.08 billion and recorded a gain of $177.2 million, net of estimated taxes of $177.8 million. The assets and liabilities of Riverwood and related parent Company deferred taxes, goodwill and minority interest were classified as net assets held for sale at December 31, 1995. Riverwood's results of operations have been shown as discontinued operations through the first quarter of 1996.

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

Note 11 - Extraordinary Loss on Trust Settlements

On April 5, 1996, the Company completed the exchange (the "Exchange") of the Trust's profit sharing right to 20 percent of the Company's net earnings (as adjusted) for approximately 32.5 million shares of the common stock of the Company, which represented 20 percent of the Company's common stock on a fully diluted basis after giving effect to the Exchange. The Exchange was approved by the Company's stockholders in March 1996. As a result, the Company recorded an extraordinary loss of $314.3 million, net of taxes of $169.2 million, during the first quarter of 1996. The extraordinary loss was based on the New York Stock Exchange closing price of the Company's common stock on April 4, 1996 of $14.50 per share, plus related expenses of the transaction and other Trust-related settlements. The Company recognized profit sharing expense to the Trust through April 5, 1996.

Note 12 - Earnings (Loss) Per Common Share

Primary and fully diluted earnings per common share amounts were determined using the following common equivalent shares:

                               Third Quarter                   First Nine Months
                       1996             1995            1996                1995
--------------------------------------------     -------------------------------
Primary         162,620,000      125,382,000     149,069,000         124,310,000
Fully Diluted   162,623,000      125,382,000     149,097,000         125,389,000

During April 1996, an additional 32.5 million common shares were issued as part of the Exchange. In addition, warrants were exercised to purchase 6.9 million shares of common stock through June 6, 1996, the expiration date of the warrants.

Earnings per share amounts were calculated after the deduction for preference stock dividends and the premium on preference stock redemption.

Note 13 - Acquisitions

In August 1996, the Company acquired NRG Barriers, Inc., a U.S. manufacturer of commercial roofing insulation, and the assets of Dibiten USA and Dibiten Mexico, manufacturers of commercial roofing products, in separate transactions. Nord Bitumi SpA, headquartered in Italy, and Nord Bitumi U.S., Inc., manufacturers of commercial roofing products, were acquired in the first quarter of 1996. Also during the first quarter of 1996, the Company acquired Web Dynamics, a U.S. manufacturer of polymer filtration products. The acquisitions were accounted for under the purchase method, and accordingly, the purchase prices were allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. In addition, a joint venture, in which the Company has a 60 percent interest, to operate and expand an existing fiber glass mat facility in China, became effective January 1, 1996, and is accounted for under the equity method.

The combined cash purchase price for the acquisitions and the Company's contribution to the joint venture totaled $151.6 million during the first nine
months of 1996.   Total purchase prices in excess of net assets acquired of
approximately $125 million are being amortized on a straight-line basis over 20 years. In connection with these acquisitions, the Company assumed $43 million of debt, $38 million of which was outstanding at September 30, 1996. The operating results of the acquired businesses have been included in the condensed consolidated statement of income from the dates of acquisition.

Note 14 - Business Segment Information

The Company reports separately the results of the Building Products and Engineered Products segments. The Building Products segment consists of the Company's building insulation, commercial and industrial roofing systems and mechanical insulations businesses. The Engineered Products segment consists of the Company's specialty insulations, filtration and mats and fibers businesses.

                                                 (Thousands of dollars)
                                                           Three Months
                                                    Ended September 30,
-----------------------------------------------------------------------
Building Products                            1996                  1995
-----------------------------------------------------------------------
Net Sales                                $268,452             $219,328
Costs and Expenses                        222,934              185,463
Other Income (Expense), net                  (846)               1,378
-----------------------------------------------------------------------
Income from Operations                   $ 44,672             $ 35,243
=======================================================================

Engineered Products
-----------------------------------------------------------------------
Net Sales                                $163,442             $149,736
Costs and Expenses                        130,771              122,263
Other Income (Expense), net                   606                1,222
-----------------------------------------------------------------------
Income from Operations                   $ 33,277             $ 28,695
=======================================================================

Corporate and Eliminations
-----------------------------------------------------------------------
Net Sales                                $ (8,916)            $ (5,970)
Costs and Expenses                           (983)                 904
Other Income (Expense), net                (2,401)              (2,386)
-----------------------------------------------------------------------
Income (Loss) from Operations            $(10,334)            $ (9,260)
=======================================================================

Consolidated Total Company
-----------------------------------------------------------------------
Net Sales                                $422,978             $363,094
Costs and Expenses                        352,722              308,630
Other Income (Expense), net                (2,641)                 214
-----------------------------------------------------------------------
Income from Operations                   $ 67,615             $ 54,678
=======================================================================

Net sales included in Corporate and Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Building Products segment (at prices approximating market).

                                               (Thousands of dollars)
                                                          Nine Months
                                                  Ended September 30,
---------------------------------------------------------------------
Building Products                             1996               1995
---------------------------------------------------------------------
Net Sales                               $  676,670         $  596,795
Costs and Expenses                         569,868            496,005
Other Income (Expense), net                 (1,336)            (1,112)
---------------------------------------------------------------------
Income from Operations                  $  105,466         $   99,678
=====================================================================

Engineered Products
---------------------------------------------------------------------
Net Sales                               $  478,755         $  468,309
Costs and Expenses                         383,979            377,551
Other Income (Expense), net                    709              1,749
---------------------------------------------------------------------
Income from Operations                  $   95,485         $   92,507
=====================================================================

Corporate and Eliminations
---------------------------------------------------------------------
Net Sales                               $  (24,935)        $  (19,558)
Costs and Expenses                          (1,064)             5,090
Other Income (Expense), net                  2,125             (7,020)
---------------------------------------------------------------------
Income (Loss) from Operations           $  (21,746)        $  (31,668)
=====================================================================

Consolidated Total Company
---------------------------------------------------------------------
Net Sales                               $1,130,490         $1,045,546
Costs and Expenses                         952,783            878,646
Other Income (Expense), net                  1,498             (6,383)
---------------------------------------------------------------------
Income from Operations                  $  179,205         $  160,517
=====================================================================

Net sales included in Corporate and Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Building Products segment (at prices approximating market).

Report of Independent Accountants

To the Stockholders and Directors
  of Schuller Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Schuller Corporation as of September 30, 1996 and the related condensed consolidated statement of income (loss) for the three month and nine month periods ended September 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND L.L.P.
------------------------------
    COOPERS & LYBRAND L.L.P.



Denver, Colorado
November 12, 1996

ITEM 2.

                              SCHULLER CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Schuller Corporation ("Schuller" or the "Company") manufactures and markets insulation for buildings and equipment, commercial roofing systems, high-efficiency air filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications. The Company operates 50 manufacturing facilities in North America, Europe and China, and is comprised of two principal business segments: Building Products and Engineered Products.

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

The Engineered Products segment consists of the Company's specialty insulations and filtration business, which manufactures thermal and acoustic insulation for aircraft, automobiles and heating, ventilating and air conditioning ("HVAC") and other equipment; air filtration media for commercial and industrial buildings; and ultra-fine fibers for clean room air filters and battery separators. The Engineered Products segment also includes the Company's mats and fibers business, which manufactures continuous filament fiber glass-based products used for reinforcing roofing, flooring, wall coverings and plastic products.

On March 27, 1996, the Company disposed of its 81.3 percent interest in Riverwood International Corporation ("Riverwood"), its former paperboard and packaging systems subsidiary. The assets and liabilities of Riverwood and related parent Company deferred taxes, goodwill and minority interest were classified as net assets held for sale at December 31, 1995. Riverwood's results of operations have been shown as discontinued operations through the first quarter of 1996. See Note 10 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table sets forth, for the three and nine month periods ended September 30, 1996 and 1995, certain income and expense items and the percentage that such items increased:

                                                                                       Three Months
                                                                                Ended September 30,          Percentage
                                                                        1996                   1995            Increase
                                                                  ----------             ----------          ----------
                                                                        (Thousands of dollars)
Net Sales:
   Building Products                                              $  268,452             $  219,328                22.4
   Engineered Products                                               163,442                149,736                 9.2
   Corporate and Eliminations                                         (8,916)                (5,970)
                                                                  ----------             ----------
                                                                     422,978                363,094                16.5

Cost of Sales                                                        301,539                265,069                13.8
                                                                  ----------             ----------
Gross Profit                                                         121,439                 98,025                23.9
Other Operating Expenses                                              51,183                 43,561                17.5
Other Income (Expense), net                                           (2,641)                   214
                                                                  ----------             ----------

Income from Operations:
   Building Products                                                  44,672                 35,243                26.8
   Engineered Products                                                33,277                 28,695                16.0
   Corporate and Eliminations                                        (10,334)                (9,260)
                                                                  ----------             ----------
                                                                  $   67,615             $   54,678                23.7
                                                                  ==========             ==========

                                                                                        Nine Months
                                                                                 Ended September 30,         Percentage
                                                                        1996                   1995            Increase
                                                                  ----------             ----------          ----------
                                                                        (Thousands of dollars)
Net Sales:
   Building Products                                              $  676,670             $  596,795                13.4
   Engineered Products                                               478,755                468,309                 2.2
   Corporate and Eliminations                                        (24,935)               (19,558)
                                                                  ----------             ----------
                                                                   1,130,490              1,045,546                 8.1

Cost of Sales                                                        806,990                745,517                 8.2
                                                                  ----------             ----------
Gross Profit                                                         323,500                300,029                 7.8
Other Operating Expenses                                             145,793                133,129                 9.5
Other Income (Expense), net                                            1,498                 (6,383)
                                                                  ----------             ----------

Income from Operations:
   Building Products                                                 105,466                 99,678                 5.8
   Engineered Products                                                95,485                 92,507                 3.2
   Corporate and Eliminations                                        (21,746)               (31,668)
                                                                  ----------             ----------
                                                                  $  179,205             $  160,517                11.6
                                                                  ==========             ==========

Third Quarter 1996 Compared With Third Quarter 1995
---------------------------------------------------

The Company's net sales for the third quarter of 1996 increased $59.9 million, or 16.5 percent, to $423 million from $363.1 million for the same period of 1995. Gross profit increased $23.4 million, or 23.9 percent, compared with the third quarter of 1995, with gross profit margins of 28.7 percent and 27 percent for the quarters ended September 30, 1996 and 1995, respectively. Income from operations for the third quarter of 1996 increased $12.9 million, or 23.7 percent, to $67.6 million from $54.7 million.

The Building Products segment's net sales increased $49.2 million, or 22.4 percent, to $268.5 million compared with $219.3 million for the third quarter of 1995. Income from operations increased $9.5 million, or 26.8 percent, to $44.7 million from $35.2 million. The increase in net sales is due primarily to the inclusion of the commercial and industrial roofing businesses acquired during 1996. In addition to the acquisitions, the operating results of the roofing business increased due to higher selling prices during the third quarter of 1996, while the third quarter of 1995 reflected higher raw materials costs and other nonrecurring expenses. The building insulation business reported moderately improved net sales for the third quarter of 1996 as higher volumes from increased housing starts in the U.S. and Canada more than offset the effects of continuing pricing pressures. Income from operations likewise improved as the Company realized production efficiencies from operating at high capacity output levels to meet the current strong demand. Mechanical insulations reported improved operating results on higher sales volumes, reflecting market share gains and continued strengthening of commercial and industrial construction markets.

The Engineered Products segment's net sales increased $13.7 million, or 9.2 percent, to $163.4 million compared with $149.7 million for the third quarter of 1995. Income from operations increased $4.6 million, or 16 percent, to $33.3 million from $28.7 million. The U.S. mats and fibers business reported significantly higher net sales and income from operations due to increased sales volumes and enhanced productivity. These improvements are due primarily to expanded production capacity resulting from the 1996 second quarter completion of a furnace rebuild, and slightly higher selling prices due to industry capacity constraints. The U.S. operating results were partially offset by continuing weakness in European construction markets and decreases in the U.S. dollar-reported results of the Company's German operations due to strengthening of the U.S. dollar against the German mark. The specialty insulations and filtration businesses experienced slightly higher overall net sales and operating income due to improvements in sales of HVAC equipment insulation and growing, yet highly competitive, markets for ultra-fine fibers. These operating improvements were partially offset by increased fixed costs related to recently completed capacity expansions in filtration, along with weakness in sales of automotive insulation products due to competition from alternate materials.

Other operating expenses include selling, general, administrative and research, development and engineering expenses. These expenses, while increasing $7.6 million, remained constant at 12 percent of net sales, compared with the third quarter of 1995. The increase is principally due to the additional expenses as a result of recently acquired companies, the cost of acquisition activities, and increased product and process improvement programs.

First Nine Months of 1996 Compared With First Nine Months of 1995
-----------------------------------------------------------------

The Company's net sales for the nine months ended September 30, 1996 increased $84.9 million, or 8.1 percent, to $1.13 billion from $1.05 billion for 1995. Gross profit increased $23.5 million, or 7.8 percent, compared with 1995, with gross profit margins of 28.6 percent and 28.7 percent for 1996 and 1995, respectively. Income from operations for the nine months ended September 30, 1996 increased $18.7 million, or 11.6 percent, to $179.2 million from $160.5 million.

The Building Products segment's net sales increased $79.9 million, or 13.4 percent, to $676.7 million compared with $596.8 million for the same period of
1995.   Income from operations increased $5.8 million, or 5.8 percent, to
$105.5 million from $99.7 million. The net sales increase is principally due to the inclusion of the operating results of the 1996 acquisitions by the commercial and industrial roofing systems business. Also during the first nine months of 1996, the roofing business experienced increased selling prices and lower operating costs when compared with 1995. While net sales for the building insulation business increased during the first nine months of 1996, operating profits declined as lower selling prices more than offset the effects of increased housing starts and recent productivity improvements. Net sales and operating income for mechanical insulations increased slightly compared with 1995 as nonresidential construction markets remained strong.

The Engineered Products segment's net sales increased $10.5 million, or 2.2 percent, to $478.8 million compared with $468.3 million for the same period of 1995. Income from operations increased $3 million, or 3.2 percent, to $95.5 million from $92.5 million. Net sales and income from operations for U.S. mats and fibers increased moderately compared with 1995 on higher selling prices, as industry capacity remained constrained, and higher sales volumes, as the Company's capacity was expanded mid year 1996. These improvements were partially offset by decreases in the Company's German operations due to the continuing weakness in European construction markets, along with the strength of the U.S. dollar against the German mark. The filtration and specialty insulations businesses reported moderately improved operating income on slightly higher net sales as strong demand for ultra-fine fibers used for filtration and increases in sales of HVAC equipment insulation were partially offset by weakness in sales of automotive insulation products.

Other operating expenses remained constant as a percentage of sales at approximately 13 percent, while increasing $12.7 million for the first nine months of 1996 compared with the same period of 1995. The increase is principally due to the additional expenses of recently acquired companies, the cost of acquisition activities, and increased product and process improvement programs.

Other income, net, was $1.5 million for the first nine months of 1996 compared with other expense, net, of $6.4 million for the same period of 1995. Other income for 1996 included a $7.2 million gain relating to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated. Other expense for 1995 included a $2.9 million charge for legal costs in connection with litigation brought by the Company against the former owner of the phenolic roofing business.

In August 1995, the Company sold its remaining investment in Stillwater Mining Company ("Stillwater") for net cash proceeds of $110.5 million resulting in a pretax gain on the sale of equity securities of $74.9 million.

Compared with the corresponding quarter and nine month periods of 1995, the Company's 1996 interest income decreased $1.6 million and increased $3.6 million, respectively, primarily due to changes in average cash and marketable securities balances.

For the nine months ended September 30, 1996, the Company reported a net income tax benefit of $39.5 million, which included a $104.5 million tax benefit on the portion of the special cash dividend that was paid to Manville Personal Injury Settlement Trust (the "Trust") in April 1996. See Note 9 to the Condensed Consolidated Financial Statements. Exclusive of the tax benefit on the special cash dividend, the Company's tax rates for the first nine months of 1996 and 1995 were 43 percent and 41 percent, respectively. These are higher than the U.S. federal statutory rate primarily due to higher foreign effective tax rates and U.S. state and local taxes.

On March 27, 1996, the Company consummated the disposition of Riverwood, received gross cash proceeds of $1.08 billion and recorded a gain of $177.2 million, net of estimated taxes of $177.8 million, on the disposition of the Company's 81.3 percent interest. The estimated effective tax rate on the sale is higher than the statutory tax rate due to federal income taxes resulting from the election under Section 338(h)(10) of the U.S. Internal Revenue Code to treat the disposition of Riverwood as an asset sale for tax purposes, and other book and tax basis differences.

On April 5, 1996, the Company completed the Profit Sharing Exchange Agreement with the Trust, which provided for the exchange of the Trust's profit sharing right to 20 percent of the Company's net earnings (as adjusted) for approximately 32.5 million shares of the common stock of
the Company.   As a result, the Company recorded an extraordinary loss of
$314.3 million, net of taxes of $169.2 million, during the first quarter of 1996. The extraordinary loss was based on the New York Stock Exchange closing price of the Company's common stock on April 4, 1996 of $14.50 per share, plus related expenses of the transaction and other Trust-related settlements. The Company paid its final profit sharing obligation for the period of January 1, 1996 through April 5, 1996, during the second quarter of 1996.

On June 30, 1996, the Company redeemed its 9 Percent Sinking Fund Debentures with cash of $27.7 million, plus accrued interest of $1.6 million, resulting in an extraordinary loss on early extinguishment of debt of $2 million, net of related income taxes of $1.1 million.

On April 30, 1996, the Company redeemed its Cumulative Preference Stock, Series B (the "Preference Stock"), with cash of $230.8 million, plus accrued dividends of $4.1 million. The excess of the redemption price over the carrying value of the Preference Stock of $52.1 million was charged directly to Capital in Excess of Par Value and was deducted from net income to compute earnings and earnings per share applicable to common stockholders.

Due to the factors discussed above, net income applicable to common stock for the third quarter of 1996 was $33.9 million, compared with net income of $77.4 million for the same period of 1995. Year-to-date net loss applicable to common stock for 1996 was $9 million, compared with net income of $127.7 million for 1995. The primary and fully diluted net earnings per common share for the third quarter of 1996 were $.21 each, as compared with primary and fully diluted earnings per common share of $.62 each for the same period in 1995. Primary and fully diluted loss per common share for the nine month period ended September 30, 1996 was $.06 compared with primary earnings per common share of $1.03 and fully diluted earnings per share of $1.02 during the same period of 1995. Earnings (loss) per common share amounts were calculated after deducting preference stock dividends and the premium on preference stock redemption.

LIQUIDITY AND CAPITAL RESOURCES

The Company broadly defines liquidity as the ability to generate sufficient cash flow to satisfy operating requirements, fund capital expenditures and meet existing obligations and commitments. In addition, liquidity also includes the ability to obtain appropriate financing and to convert into cash those assets that are no longer required to meet the Company's strategic objectives. Therefore, liquidity should not be considered separately from capital resources, which consist of currently or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. In addition, the Company's relationship with the Trust should be considered in evaluating liquidity.

The Company's agreements with its lenders contain a number of financial and general covenants. These include, among other things, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions from the Company's primary operating subsidiaries, and restrictions on intercompany transactions, including transfers of cash. As of September 30, 1996, the maximum amount available for dividends to be paid by Schuller International Group, Inc. ("Schuller International"), the Company's wholly owned subsidiary, under its most restrictive debt covenants was approximately $214.5 million. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At September 30, 1996, the Company was in compliance with these covenants.

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

At September 30, 1996, the Company had cash and marketable securities totaling $173.8 million. Total cash and marketable securities located outside the U.S. and Canada were $35.2 million. At December 31, 1995, the Company's cash and marketable securities totaled $427.8 million. In addition, at September 30, 1996, the Company had a $100 million receivables sale facility (the "Receivables Facility") for its domestic short-term working capital requirements. Amounts available for borrowing under the Receivables Facility are based on the daily balance of certain outstanding trade accounts receivable adjusted for various factors as defined under the terms of the Receivables Facility. There have been no borrowings under the Receivables Facility through September 30, 1996. The Company's international subsidiaries also had borrowing and working capital facilities totaling $85 million at September 30, 1996. These facilities, of which $80 million was available for borrowing at September 30, 1996, are secured by the Company's shares and interests in certain international subsidiaries and joint ventures.

The Company's net operating activities provided $68.3 million of cash during the first nine months of 1996. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. Demand for the Company's products has historically been cyclical due to macroeconomic factors affecting residential and commercial construction markets. Selling prices are subject to factors influenced by the competitive environment in which the Company operates, including fluctuations in overall capacity utilization.

During the first nine months of 1996, sales volumes increased due to continued strength in U.S. construction markets, recently completed acquisitions and increases in operating capacity, partially offset by softness in European construction markets. The Company's building insulation business continued to experience price declines which began in the second quarter of 1995 due to new industry capacity. Building insulation should, however, benefit for the remainder of 1996 from strong housing starts experienced through August 1996. While pricing for the Company's mats and fibers has been strong in 1996 as industry production was constrained, recently added capacity may adversely impact future pricing.


During the first nine months of 1996 and 1995, the Company's cash flows from investing activities included proceeds of $1.08 billion from the disposition of Riverwood and $110.5 million from the sale of Stillwater, respectively. The Company's investing activities also included the combined cash purchase prices for acquisitions and contributions to a joint venture which totaled $151.6 million during the first nine months of 1996. The Company's capital expenditures for the nine months ended September 30, 1996 totaled $76.9 million, excluding acquisitions, of which approximately $35 million were for capacity expansion projects. The Company's capacity expansion programs are periodically revised to reflect changes in demand, industry capacity and the results of productivity and technology innovations. The Company currently estimates capital spending in 1996 of approximately $100 million to $110 million, excluding acquisitions, of which approximately $40 million to $50 million will be used in capacity expansion programs. As of September 30, 1996, outstanding purchase commitments relating to these and other projects totaled $24.1 million.

The Company's financing activities for the first nine months of 1996 included payment of a special cash dividend of $6 per common share, totaling $968.1 million; redemption of its Preference Stock for $230.8 million, along with final dividend payments totaling $10.3 million, or $1.12 per share; redemption of its 9 Percent Sinking Fund Debentures with a carrying value of $24.7 million; and receipt of $64.8 million from the exercise of stock warrants for seven million shares of the Company's common stock. Financing activities for 1995 included Preference Stock dividends of $18.7 million, or $2.03 per share.

On August 1, 1996, the Company announced the adoption of a dividend policy to pay regular quarterly cash dividends on its common stock. The first such dividend, of three cents per share, was declared for the third quarter of 1996, payable October 10, 1996. Consequently, dividends totaling $4.9 million are included in other accrued liabilities at September 30, 1996. Dividend policies and amounts are subject to change at the discretion of the Company's Board of Directors based on factors including, but not limited to, the Company's operating results, capital requirements, financing agreements and financial condition.

The Company believes that its current cash position, funds available from borrowing facilities and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program, its other ongoing operating costs and its dividend policy. However, the Company may need to access capital markets to pay the principal of its $400 million Senior Notes due in 2004, or in connection with possible significant future acquisitions.

RELATIONSHIP OF SCHULLER TO THE TRUST

The Trust owns approximately 80 percent of Schuller's common stock. The Trust is an irrevocable trust formed under the laws of the State of New York, pursuant to a trust agreement dated as of November 28, 1988, as amended (the "Trust Agreement"), to implement certain portions of the Company's Second Amended and Restated Plan of Reorganization, in particular, those relating to the settlement of asbestos health claims against Schuller Corporation and certain of its affiliates. As the majority owner of the Company's common stock, the Trust has effective voting control, including the power to nominate and elect directors as the trustees of the Trust determine. Four trustees of the Trust currently serve as members of Schuller's Board of Directors.

In furtherance of its purposes under the Trust Agreement of enhancing and preserving its trust estate and providing compensation to bona fide asbestos health claimants, the Trust has an interest in maximizing the value of, and at times increasing the liquidity of, its investment in the Company. The Trust may from time to time consider and discuss with management various means by which the Company might seek to maximize stockholder value and enhance stockholder liquidity. The Company conducts all negotiations with the Trust on an arm's-length basis, with both parties being represented by their own legal and financial advisors. Significant transactions with the Trust are reviewed by the Board of Directors, after consultation with appropriate external advisors and experts, to determine that the transactions are fair. In addition, the Audit Committee of the Board of Directors reviews the accounting treatment for such transactions.

The Company will receive a tax deduction if the Trust sells some or all of its shares of common stock and distributes the proceeds to its beneficiaries or transfers the proceeds to a specific settlement fund. If the Trust were to sell the stock at a price greater than the Company's average carrying value, the Company may receive a tax benefit in excess of the deferred tax asset reflected for financial reporting purposes. Likewise, if the Trust were to sell the stock at a price lower than the average carrying value, the Company would receive a tax benefit less than the deferred tax asset reflected for financial reporting purposes. In addition, the Company will receive a tax deduction for the amount of any dividends paid on shares of the Company's common stock held by the Trust.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning (i) the expected effect of strong housing starts experienced through August 1996 on results for the building insulations business, (ii) possible price decreases due to increased capacity in the mats and fibers industry, (iii) the Company's planned expansion of production capacity of continuous filament fiber glass, fiber glass mat and ultra-fine fiber and (iv) the Company's expectations concerning levels of capital spending and funding of current operations, debt service, dividends and future acquisitions, constitute such forward-looking statements. See "Liquidity and Capital Resources."

Forward-looking statements of the Company are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. Important factors relating to such risks and uncertainties are set forth below.

Factors that could affect the forward looking statements generally are related to demand for the Company's products and to overall capacity levels in the industry. Demand for such products is cyclical and is influenced by macroeconomic factors affecting demand in residential and commercial construction and replacement markets and demand from original equipment manufacturers, including the general rate of inflation, interest rates, employment rates and overall consumer confidence. Approximately half of the Company's annual sales are made to customers in commercial and industrial construction markets, while approximately one-third are made to customers in residential construction markets. The remainder of the Company's annual sales are made to original equipment manufacturers. Overall capacity levels in the industry directly affect prices for the Company's products. Other factors that may affect prices include the overall competitive environment in which the Company operates, the availability and pricing of raw materials, rates of technological development and changes in productivity. In addition, overall demand for the Company's products could be affected by the factors described in "BUSINESS - Occupational Health and Safety Regulations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Other factors also could affect the Company's expected levels of capital spending and funding of current operations, debt service and dividends, including, without limitation, the contingencies and commitments discussed in the Company's financial statements included in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In addition, the Company's ability to make future acquisitions depends upon the ability of the Company to identify and reach agreement with viable acquisition candidates and the availability of sources of financing for such acquisitions on terms which are acceptable to the Company.

Additional information regarding the Company's accounting policies, operations, financial position, reorganization proceedings, relationship with the Trust, disposition of Riverwood and the Profit Sharing Exchange Agreement is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1995 and Form 8-K, dated March 27, 1996, filed with the Securities and Exchange Commission.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 Exhibit 10.1, Employment Agreement between Charles L. Henry and the Company, dated as of September 9, 1996.

                 Exhibit 15, Letter of Coopers and Lybrand L.L.P.

                 Exhibit 27.1, Financial Statement Schedules.

                 Exhibit 27.2, Restated Financial Statement Schedules.

         (b)     Form 8-K.

                 None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SCHULLER CORPORATION
                                       --------------------
                                           (Registrant)



Date:  November 14, 1996               By:   /s/   R. B. Von Wald
                                          -------------------------------------
                                                   R. B. Von Wald
                                                   Executive Vice President,
                                                   General Counsel and Secretary




Date: November 14, 1996                By:   /s/   K. L. Jensen
                                          -------------------------------------
                                                   K. L. Jensen
                                                   Senior Vice President and
                                                   Chief Financial Officer

                     EXHIBIT INDEX

     No               Description

     10.1 Employment Agreement between Charles L. Henry and the Company, dated as of September 9, 1996.

     15          Letter of Coopers and Lybrand L.L.P.

     27.1        Financial Statement Schedules.

     27.2        Restated Financial Statement Schedules.