Form 10-K405
period 1996-12-31
SCHULLER CORP
filed 1997-03-31
CIK 355473

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________TO__________
                         COMMISSION FILE NO. 1-8247

                              SCHULLER CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                              84-0856796
    (State or other jurisdiction of incorporation              (IRS Employer Identification Number)
                  or organization)
          717 17TH STREET, DENVER, COLORADO                                    80202
      (Address of principal executive offices)                              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 978-2000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock ($.01 par value)                  New York Stock Exchange, Inc.

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

Yes [X]          No [ ]

Based solely on the New York Stock Exchange, Inc. closing price as of March 3, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $395,108,388.

As of March 3, 1997, there were 161,531,765 shares of the registrant's sole class of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents or portions thereof filed with the Securities and Exchange Commission are incorporated herein by reference:

     The Selected Five-Year Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Selected Quarterly Financial Data contained in the Company's 1996 Annual Report to security holders are incorporated by reference into Parts I, II and IV of this report.

The Annual Report to security holders, except for portions thereof that have been specifically incorporated by reference, shall not be deemed filed as part of this Annual Report on Form 10-K.
================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----
ITEM 1.    BUSINESS....................................................    1
             Introduction..............................................    1
             Significant Developments in 1996..........................    1
             Description of the Business...............................    2
             Building Products.........................................    2
             Engineered Products.......................................    4
             Materials.................................................    5
             Research and Development..................................    6
             Patents...................................................    6
             Labor Relations...........................................    6
             Seasonality...............................................    6
             Environmental Regulations.................................    6
             Occupational Health and Safety Aspects of the Company's
               Products................................................    6

ITEM 2.    PROPERTIES..................................................    9
             Headquarters..............................................    9
             Manufacturing and Development Facilities..................    9

ITEM 3.    LEGAL PROCEEDINGS...........................................   10

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10
           Executive Officers of the Company...........................   10

                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.......................................   11

ITEM 6.    SELECTED FINANCIAL DATA.....................................   11

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................   11

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   11

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.......................   11

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   12

ITEM 11.   EXECUTIVE COMPENSATION......................................   12

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT................................................   12

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   12

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K..................................................   12

     The "Company" or "Schuller" when used in this Form 10-K refers to Schuller Corporation (formerly known as Johns-Manville Corporation), incorporated in the State of Delaware in 1981, including, where applicable, its consolidated subsidiaries.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Schuller Corporation (formerly known as Johns-Manville Corporation) was incorporated in Delaware in 1981 to continue businesses begun by its predecessors in 1858.

     Schuller is a leading manufacturer of insulation and building products with 1996 sales of approximately $1.55 billion. Schuller manufactures and markets insulation products for buildings and equipment, commercial and industrial roofing systems, high-efficiency filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications.

SIGNIFICANT DEVELOPMENTS IN 1996

     Disposition of Riverwood. On March 27, 1996, the Company disposed of all of the shares of common stock of Riverwood International Corporation ("Riverwood") held by the Company as a result of the merger of a newly formed acquisition company owned by an investor group with and into Riverwood (the "Riverwood Disposition"). In the Riverwood Disposition, the Company received approximately $1.08 billion in the aggregate for the approximately 81.3 percent of the outstanding shares of Riverwood common stock held by the Company.

     For financial reporting purposes, Riverwood's results have been included in discontinued operations. See Note 21 to the Company's Consolidated Financial Statements, incorporated by reference herein.

     Declaration of Special Cash Dividend. On March 27, 1996, the Company's Board of Directors declared a special cash dividend of $6.00 per share on the Company's common stock, par value $.01 per share (the "Common Stock"), which was paid on April 12, 1996 to stockholders of record at the close of business on April 8, 1996.

     Profit Sharing Exchange Agreement. On October 25, 1995, the Company and Manville Personal Injury Settlement Trust (the "Trust") entered into a Profit Sharing Exchange Agreement pursuant to which the Trust agreed to exchange its right to receive annually 20 percent of the Company's adjusted net earnings for newly issued shares representing 20 percent of the outstanding Common Stock on a fully diluted basis as of the date of issuance (assuming exercise of all outstanding options, warrants and other rights to acquire Common Stock, and after giving effect to such issuance). Pursuant to the Profit Sharing Exchange Agreement, on April 5, 1996, the Company issued 32,527,110 shares of Common Stock to the Trust in exchange for its profit sharing right.

     Expansion Activities. Effective January 1, 1996, Schuller formed a joint venture with China National New Building Materials Corporation and Tianma Corporation to manufacture fiber glass mat in China. The joint venture, in which Schuller has a 60 percent interest, will operate and expand an existing fiber glass mat facility in the City of Changzhou, Jiansu Province. In early 1996, Schuller acquired Nord Bitumi SpA, Nord Bitumi Mexico, S.A. de C.V. and Nord Bitumi U.S., Inc., manufacturers of modified bitumen roofing products, and Web Dynamics Corporation, a manufacturer of polymer filtration products. In August 1996, Schuller acquired, in separate transactions, NRG Barriers, Inc., a U.S. manufacturer of commercial roofing insulation, and the assets of Dibiten USA and Dibiten Mexico, manufacturers of modified bitumen roofing products. In January 1997, Schuller acquired the assets of Ergon Nonwovens, Inc., a manufacturer of synthetic meltblown nonwoven products. In February 1997, Schuller announced its agreement to acquire the Mitex group of companies, subject to certain conditions, including regulatory approvals. The Mitex group manufactures fiber glass wall covering fabrics used primarily in commercial and industrial buildings and has manufacturing facilities in Sweden and the United Kingdom.

DESCRIPTION OF THE BUSINESS

     Schuller is a leading manufacturer of insulation and building products, with 1996 net sales of approximately $1.55 billion. Schuller manufactures and markets insulation products for buildings and equipment, commercial and industrial roofing systems, high-efficiency filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications. Schuller operates 50 manufacturing facilities in North America, Europe and China and is comprised of two principal business segments, as set forth in the following table:

PRODUCT GROUPS BY BUSINESS SEGMENT (1)                 PRODUCTS AND APPLICATIONS
--------------------------------------                 -------------------------
BUILDING PRODUCTS
  Building Insulation                   Fiber glass wool insulation for walls, floors and
                                          attics; residential foam sheathing

  Commercial and Industrial Roofing     Roofing systems, including membranes, insulation,
     Systems                              accessories and related guarantees

  Mechanical Insulations                Pipe and duct insulation for various commercial
                                          applications

ENGINEERED PRODUCTS
  Specialty Insulations and Filtration  Thermal and acoustic insulation for aircraft; marine vessels; automobiles; heating, ventilating and air
                                          conditioning ("HVAC"); and other equipment

                                        Air filtration media for buildings; ultra-fine fibers
                                          for clean room air filters and battery separators;
                                          liquid filtration media; medical/surgical and
                                          protective apparel products; and industrial oil
                                          sorbent products

  Mats and Fibers                       Continuous filament fiber glass and nonwoven fiber glass
                                          mats for roofing and flooring substrates, plastics
                                          reinforcements, electrical grade yarn and wall
                                          coverings

---------------

(1) For additional business segment information and geographical data, see Note 25 to the Company's Consolidated Financial Statements contained in the Company's Annual Report to security holders which is incorporated by reference into this report.

BUILDING PRODUCTS

     Schuller's Building Products segment with 1996 net sales of $960.5 million, or 60.6 percent of Schuller's total net sales (before elimination of intersegment sales), is comprised of the building insulation, commercial and industrial roofing systems and mechanical insulations product groups.

  Building Insulation

     Products. Schuller's building insulation business manufactures a complete line of fiber glass wool insulation products for walls, attics and floors in residential and commercial buildings. Schuller's building insulation products include fiber glass batts, rolls, blowing wool and related products. Schuller also produces polyisocyanurate foam sheathing for use in residential structures.

     Schuller operates six manufacturing and two support facilities throughout North America to serve regional population and construction centers. This regional structure, which keeps most shipping distances within a 500-mile radius, improves Schuller's customer service and reduces its total transportation costs.

     Markets and Distribution. Demand for Schuller's building insulation products is driven primarily by North American housing starts. Schuller estimates that during 1996, 75 percent of its wall, attic and floor insulation was sold to residential markets and the remaining 25 percent was sold to commercial markets. Other important influences are the repair/remodel market and commercial construction of warehouses and light manufacturing facilities. In addition, implementation of various federal and state energy conservation codes serves to increase the amount of insulation per unit built.

     Building insulation products typically reach end users through contractors, retailers and distributors. Schuller's marketing efforts are normally directed toward insulation contractors and national retailers.

     Competition. Schuller's building insulation business competes primarily with Owens-Corning Corporation ("OC") and CertainTeed Corporation, the U.S. subsidiary of Compagnie de Saint-Gobain ("CSG"). Schuller competes in the building insulation business primarily on the basis of price, packaging/merchandising and service.

  Commercial and Industrial Roofing Systems

     Products. Schuller is a full-line supplier of roofing systems and components for low-slope commercial and industrial roofs, including a wide range of membranes, insulations, accessories and roofing system guarantees.

     Schuller's commercial roofing systems business operates 18 manufacturing facilities and seven distribution facilities in North America, and one manufacturing facility in Italy. In early 1996, Schuller expanded its roofing business by acquiring Nord Bitumi SpA, Nord Bitumi Mexico, S.A. de C.V. and Nord Bitumi U.S., Inc., manufacturers of modified bitumen roofing products. In August 1996, Schuller acquired NRG Barriers, Inc. ("NRG"), a U.S. manufacturer of commercial roofing insulation. Through the NRG acquisition, Schuller now produces various polyisocyanurate foam roofing insulation and building insulation products. Also in August 1996, Schuller acquired the assets of Dibiten USA and Dibiten Mexico, manufacturers of modified bitumen roofing products.

     Markets and Distribution. Demand for Schuller's roofing systems products is driven primarily by commercial and industrial reroofing needs. Schuller estimates that approximately 75 percent of its commercial and industrial roofing sales during 1996 were attributable to reroofing, with the balance attributable to new construction. While sales of roofing systems are affected by levels of new construction and general economic conditions, sales attributable to reroofing are less sensitive to these factors, thus mitigating the adverse effect of recessionary periods.

     Schuller targets, owners, architects, specifiers and roofing consultants who generally recommend premium roofing systems. Approximately 95 percent of Schuller's commercial and industrial roofing sales during 1996 were sold through wholesale distributors; the remainder was sold through contractors.

     Competition. The commercial roofing business is a highly fragmented market. Competitors include several large national participants, such as Firestone Roofing Products, GAF Corporation, Tamko Asphalt Products Inc., Carlisle Companies Incorporated, and various smaller regional companies. Schuller competes in the commercial roofing business primarily on the basis of breadth of product line, specifications, guarantees, systems reliability and price.

  Mechanical Insulations

     Products. Schuller's mechanical insulations business produces pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications. In response to industry attention to indoor environmental quality, Schuller offers EnviroSystem(TM), a group of products sold together aimed at indoor environmental quality improvement. Such products include duct insulation with enhanced thermal and acoustical properties with an antimicrobial agent for improved air filtration. To further broaden its pipe insulation product lines, in October 1996 the Company entered into a strategic alliance with Nomaco, Inc., a leading manufacturer of engineered polyolefin foam insulation products. Under the strategic alliance, Schuller has exclusive rights in North America to sell engineered polyolefin foam pipe insulation products manufactured by Nomaco.

     Mechanical insulation products are manufactured at seven facilities in the United States.

     Markets and Distribution. Demand for Schuller's mechanical insulations is driven primarily by commercial construction activity. Mechanical insulation products reach the market through Schuller's network of distributors, contractors and fabricators.

     Competition. Schuller's mechanical insulations business primarily competes with OC, CSG and Knauf Fiberglass USA. Schuller competes in the mechanical insulations business primarily on the basis of price, breadth of product line and strength of fabricator and distributor networks.

ENGINEERED PRODUCTS

     Schuller's Engineered Products segment with 1996 net sales of $623.2 million, or 39.4 percent of Schuller's total net sales (before elimination of intersegment sales), is comprised of the specialty insulations and filtration and mats and fibers product groups.

  Specialty Insulations and Filtration

     Products. Schuller's specialty insulations and filtration businesses produce thermal and acoustic insulation for aircraft, marine vessels, automobiles, HVAC and other equipment; air filtration media for commercial and industrial buildings; and ultra-fine fibers for clean room air filters and battery separators; and liquid filtration cartridges and media for use in commercial and industrial applications. Specialty insulations and filtration products generally require extremely fine and uniform fibers to provide the required insulation and filtration properties, and therefore command higher prices than other fiber glass products. As an alternative to fiber glass insulation, the Company manufactures and sells polyimide foam insulation products for applications on naval vessels.

     In 1996, Schuller expanded its specialty insulations and filtration businesses through the acquisition of Web Dynamics Corporation, a manufacturer of synthetic meltblown nonwoven products. In January 1997, Schuller further expanded its synthetic manufacturing capabilities and its product lines by acquiring the assets of Ergon Nonwovens, Inc. With these acquisitions, Schuller produces a full line of synthetic meltblown nonwoven products used in air and liquid filtration applications, medical/surgical, personal care, protective apparel products, and in industrial oil sorbent applications.

     Specialty insulations and filtration products are manufactured at twelve of Schuller's U.S. facilities.

     Markets and Distribution. Demand for Schuller's specialty insulations and filtration products is driven primarily by commercial construction (HVAC and other insulations), commercial building occupancy (air filtration media), the construction of clean rooms requiring dust-free environments which are primarily used by the pharmaceutical and semiconductor industries (ultra-fine fibers), the need for high-efficiency filtration of water, paints, inks, chemicals, resins and oils in industrial manufacturing operations (liquid filtration media) and the production of aircraft, marine vessels and automobiles (specialty insulations). Increasing public attention to environmental issues also stimulates demand for filtration media and industrial oil sorbent products.

     Schuller typically sells specialty insulations and filtration products to distributors and fabricators who, in turn, sell to original equipment manufacturers. Air filtration media products are sold to producers of air filtration systems for use in commercial buildings. Liquid filtration media products are sold to producers of liquid filtration systems and products for use in commercial and industrial manufacturing operations. Schuller also sells finished cartridges for use in high-efficiency liquid filtration applications. Schuller sells ultra-fine fibers to specialty filtration paper manufacturers. Schuller sells its synthetic nonwoven products primarily to distributors and fabricators.

       Competition. Schuller's specialty insulations and filtration businesses compete with a variety of large and small companies in its various niche markets. Schuller competes in the specialty insulations and filtration business primarily on the basis of quality and product customization.

  Mats and Fibers

     Products. Schuller's mats and fibers business manufactures continuous filament fiber glass-based products (chopped fiber and fiber glass mat) used for reinforcing roofing, flooring, wall covering and plastics. Schuller is a worldwide supplier of nonwoven fiber glass mat products, which are used as substrates in roofing and flooring. Schuller focuses primarily on roofing and flooring substrates and also sells products for plastics reinforcements and electrical-grade yarn.

     The business operates three manufacturing plants and one support facility in the United States. Schuller GmbH, Schuller's German subsidiary, operates three plants in Germany and one plant in Poland. Schuller GmbH was the pioneer in wet fiber glass mat technology and also developed the unique sliver fiber glass process, which created the market for fiber glass wall coverings in Europe.

     Effective January 1, 1996, Schuller formed a joint venture with China National New Building Materials Corporation and Tianma Corporation to manufacture fiber glass mat in China. The joint venture, in which Schuller has a 60 percent interest, operates a fiber glass mat facility in the City of Changzhou, Jiansu Province.

     In February 1997, Schuller announced its agreement to acquire the Mitex group of companies, subject to certain conditions, including regulatory approvals. The Mitex group manufactures fiber glass wall covering fabrics used primarily in commercial and industrial buildings and has manufacturing facilities in Sweden and the United Kingdom.

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

     Competition. Schuller's primary competitors in the worldwide mats and fibers business are OC, CSG and Elk Corporation of Dallas. Schuller competes in the mats and fibers business primarily on the basis of quality and service.

MATERIALS

     Fiber glass is the basic material in a significant number of Schuller's products. The principal raw materials used to manufacture fiber glass products include sand, soda ash, lime, borate minerals and aluminous materials. Phenol-formaldehyde, urea extended phenol-formaldehyde and other resins are also used to bind glass fibers. All of these raw materials are readily available in sufficient quantities from various sources for Schuller to maintain and expand its current production levels.

     Schuller's products contain materials other than fiber glass to satisfy the broader needs of its customers. For example, calcium silicate pipe insulation products and plastic accessories complement Schuller's product offerings to commercial/industrial insulation distributors. Schuller manufactures polyimide foam for marine insulation which is used by the United States Navy in shipbuilding. Commercial roofing systems use perlite insulation board, rubber membranes and polyester substrates. In addition, the Company uses several advanced polymers in roll goods for roofing substrates. The Company manufactures polyisocyanurate foam sheathing and roof insulation using liquid chemicals comprised primarily of polyol and polyisocyanurate. In order to further broaden its product lines, Schuller is pursuing expansion into certain polymer fiber applications for filtration, substrates, and equipment insulation, apparel and industrial oil sorbents as evidenced by the acquisitions of Web Dynamics Corporation and the assets of Ergon Nonwovens, Inc. The raw materials used in these various products are readily available in sufficient quantities from various sources for Schuller to maintain and expand its current production levels.

RESEARCH AND DEVELOPMENT

     The Company carries out research and development activities at its facilities in Littleton, Colorado; Waterville, Ohio; Richmond, Indiana and Wertheim, Germany. Research, development and engineering expenses for the years ended December 31, 1996, 1995 and 1994 were $32.7 million, $30.0 million and $29.7 million, respectively.

PATENTS

     The Company presently owns, controls or holds licenses to approximately 650 U.S. and foreign patents and patent applications. While the Company regards its patents and licenses as valuable, it does not consider any of its businesses to be materially dependent upon any single patent or license.

LABOR RELATIONS

     At March 28, 1997, the Company employed approximately 8,100 persons worldwide, of whom approximately 3,700 were covered by collective bargaining agreements. The Company has experienced a long history of good working relationships with its employees and labor unions.

SEASONALITY

     The Company's quarterly results of operations are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year, thereby increasing sales and gross profits in those periods.

ENVIRONMENTAL REGULATIONS

     All of the Company's domestic operations are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. The most significant of the federal laws are the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). These environmental regulatory programs are administered by the federal Environmental Protection Agency ("EPA"). In addition, states and local jurisdictions have adopted equivalent or more stringent environmental laws and regulations, or have enacted their own parallel environmental programs, which are enforced through various state and local administrative agencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 9 to the Company's Consolidated Financial Statements, each incorporated by reference herein.

OCCUPATIONAL HEALTH AND SAFETY ASPECTS OF THE COMPANY'S PRODUCTS

     The Company has an ongoing product stewardship program to facilitate compliance with existing laws, and to protect the health and safety of the Company's employees, customers and the general public. This program is implemented through extensive research, a continuing process of workplace and product evaluation and an extensive communications program. National and international scientific authorities are involved on an ongoing basis in the assessment of potential human health hazards. The results of these evaluations are reported regularly to employees and customers as part of the Company's communications program.

     The Company manufactures, processes and sells products, and has in the past manufactured, processed and sold products, that contain certain chemicals or substances, including man-made vitreous fibers ("MMVF") such as fiber glass, refractory ceramic fiber ("RCF") and mineral wools classified by the International Agency for Research on Cancer ("IARC") as possible human carcinogens. In 1987, the IARC evaluated the carcinogenicity of MMVF. Fiber glass wool, RCF and mineral wool were classified as "possibly carcinogenic to humans." The IARC concluded that continuous glass filament (chopped strand) was "not classifiable as to human carcinogenicity." Crystalline silica exists in trace amounts in the Company's calcium silicate insulation products and is a major constituent of the diatomaceous earth products produced by a former subsidiary. In 1996, the IARC classified crystalline silica as "known carcinogenic to humans." The IARC classification of crystalline silica was based upon animal and human studies. Asphalt used by the Company's roofing operations presently is being evaluated by the National Institute of Occupational Safety and Health to determine its carcinogenic potential.

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

     In 1990, the authors of the large U.S. epidemiological study reviewed by the IARC in 1987 noted a small, but statistically significant, excess in respiratory cancer deaths of fiber glass manufacturing workers compared with local mortality rates. However, as in the IARC assessment, the authors, after looking at the cumulative evidence from the relevant factors that might support a causal relationship, concluded that the evidence of an association between exposure to fiber glass wool and respiratory cancer was actually "somewhat weaker" than that at the time of the IARC assessment. The U.S. investigation is continuing to determine if the small excess in lung cancer was associated with lifestyle factors such as smoking or other workplace exposures. The next update is expected in 1997. Data contained in a recent draft report of an update of the large European epidemiological study show mortality findings for fiber glass wool similar to those from the large U.S. study.

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

     Since 1988, the Company has funded, in conjunction with other companies in the industry, several epidemiological and chronic animal inhalation studies to assess the cancer-causing potential of MMVF. In August 1995, the industry expanded the animal research it had begun in 1988 to include exposure of hamsters to a building insulation/wool fiber and a special purpose glass fiber used in some filtration and a few thermal high performance applications. As with previous research involving exposure of rats to glass fibers, this study also is a two year chronic inhalation study which is now in its eighteenth month. Preliminary findings indicate that some of the hamsters exposed to special purpose fibers have developed fibrosis of the lung, and one animal also exposed to special purpose fibers has developed mesothelioma. The building insulation fibers have not, consistent with the previous inhalation study of this fiber, produced any adverse respiratory results. These preliminary findings have been reported to the EPA under the Toxic Substances Control Act, and the Company has notified its employees and customers.

     In 1997, the Institute of Occupation Medicine ("IOM") in Edinburgh, Scotland released preliminary results from a chronic inhalation study of E glass microfiber using rats. Some of the animals that inhaled this fiber developed lung fibrosis and tumors. E glass microfiber is no longer manufactured in the United States, however, Schuller produced small quantities until 1994 at one manufacturing location. E glass microfiber is different than the large diameter E glass continuous filaments that Schuller manufactures in its mats and fibers business. E glass continuous filaments are too thick to be inhaled into the deep lung and are not considered to be respirable. The findings of the IOM study have also been reported to the EPA and the Company has notified its employees and former customers.

     The results of an industry supported epidemiological study of RCF workers was published in 1996. This case-control morbidity study evaluated chest x-rays of workers at two RCF manufacturing plants owned by Carborundum Corporation. Although no significant increase in lung fibrosis was seen, an exposure-related increase in pleural plaques was observed.

     While there is some disagreement within the scientific and medical community regarding the interpretation of the studies, based upon its analysis to date, the Company does not believe that the IARC classification, the listing in the ARC, or any action taken by federal and state regulatory agencies will have a material adverse effect on the Company. The foregoing statement constitutes a "forward-looking statement" under federal securities laws. The Company's analysis of available data and it expectations concerning human health hazards associated with its products are subject to risks and uncertainties. Because domestic and international regulatory and scientific authorities are involved on an ongoing basis in the assessment of potential human health hazards, and there can be no assurance that future actions taken by such authorities or other developments relating to the Company's liability for its products will not have an adverse effect on the Company.

ITEM 2. PROPERTIES

HEADQUARTERS

     The Company's headquarters are located in Denver, Colorado. The Company leases approximately 150,000 square feet of office space at Manville Plaza in downtown Denver.

MANUFACTURING AND DEVELOPMENT FACILITIES

     The following table sets forth certain information with respect to the Company's major manufacturing and development plants and buildings. All of the buildings are adequate and suitable for the business of the Company, have been well maintained and are in sound operating condition and regular use. The Southgate, California; Lakewood, Colorado; Kansas City, Kansas; Edison, New Jersey; and Kent, Washington facilities are leased.

                      LOCATION                                 BUSINESS SEGMENT
                      --------                                 ----------------
UNITED STATES AND CANADA
Innisfail, Alberta, Canada...........................  Building Products
Tucson, Arizona......................................  Engineered and Building Products
Corona, California...................................  Engineered Products
Pittsburg, California................................  Building Products
Southgate, California................................  Building Products
Willows, California..................................  Building Products
Lakewood, Colorado...................................  Building Products
Jacksonville, Florida................................  Building Products
Littleton, Colorado..................................  Engineered and Building Products
Macon, Georgia.......................................  Building Products
Winder, Georgia......................................  Building Products
Rockdale, Illinois...................................  Building Products
Waukegan, Illinois...................................  Building Products
Bluffton, Indiana....................................  Engineered Products
Bremen, Indiana......................................  Building Products
Richmond, Indiana....................................  Building Products
Kansas City, Kansas..................................  Building Products
McPherson, Kansas....................................  Building Products
Lewiston, Maine......................................  Building Products
Saco, Maine..........................................  Building Products
Natchez, Mississippi.................................  Building Products
Richland, Mississippi................................  Engineered Products
Edison, New Jersey...................................  Building Products
Penbryn, New Jersey..................................  Building Products
Plattsburg, New York.................................  Building Products
Defiance, Ohio.......................................  Engineered and Building Products
Waterville, Ohio.....................................  Engineered Products
Oklahoma City, Oklahoma..............................  Building Products
East Stroudsburg, Pennsylvania.......................  Engineered Products
Hazelton, Pennsylvania...............................  Building Products
Etowah, Tennessee....................................  Engineered Products
Baytown, Texas.......................................  Building Products
Cleburne, Texas......................................  Engineered and Building Products
Ft. Worth, Texas.....................................  Building Products

                      LOCATION                                 BUSINESS SEGMENT
                      --------                                 ----------------
Edinburg, Virginia...................................  Building Products
Richmond, Virginia...................................  Building Products
Kent, Washington.....................................  Building Products
Parkersburg, West Virginia...........................  Engineered Products
INTERNATIONAL
Changzhou, Jiansu, China.............................  Engineered Products
Karlstein, Bavaria, Germany..........................  Engineered Products
Steinach, Thuringen, Germany.........................  Engineered Products
Wertheim, Baden-Wuerttemberg, Germany................  Engineered Products
Verona, Italy........................................  Building Products
Altamira, Mexico.....................................  Building Products
Lubliniec, Poland....................................  Engineered Products

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal actions occurring in the normal course of its business. In the opinion of the Company's management, adequate provision has been made for losses which may result from these actions and, accordingly, the outcome of these proceedings is not expected to have a material adverse effect on the financial condition of Schuller. For additional information concerning certain of these proceedings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Contingent Product Liability and -- Environmental Contingencies."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE COMPANY

     The names, ages and offices of the Chief Executive Officer and other executive officers of the Company are listed below. Each of the executive officers holds office until the Board of Directors meeting following the Annual Meeting of Stockholders unless previously removed by the Board of Directors. Each executive officer listed below, other than Mr. Henry, has been or was an officer or an executive officer of the Company or its subsidiaries during the past five years.

                       NAME AND TITLE                         AGE   EXECUTIVE OFFICER SINCE
                       --------------                         ---   -----------------------
Charles L. Henry............................................  55      September 1996
Chairman of the Board, Chief Executive Officer and President
Kenneth L. Jensen...........................................  45           1996
Senior Vice President and Chief Financial Officer
Harvey L. Perry, Jr. .......................................  42           1996
Senior Vice President, Global Engineered Products Group
Richard B. Von Wald.........................................  54           1989
Executive Vice President, General Counsel and Secretary
Dixon R. Walker.............................................  45           1996
Senior Vice President, Global Insulation Group

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company had approximately 10,588 common stockholders of record at March 3, 1997. The Common Stock is listed and traded on the New York Stock Exchange, Inc. (symbol GLS). The Company has scheduled the 1997 Annual Meeting of Stockholders for May 2, 1997 in Toledo, Ohio.

     A two-year history of high and low sale prices for the Common Stock based on the sales transactions reported by the New York Stock Exchange, Inc. is provided below. On March 27, 1996, the Company's Board of Directors declared a special cash dividend of $6.00 per share on the Common Stock to be paid on April 12, 1996 to stockholders of record at the close of business on April 8, 1996.

     On July 31, 1996, the Company's Board of Directors approved the adoption of a dividend policy which will pay a regular quarterly cash dividend, subject to periodic review by the Board of Directors, of $.03 per share to holders of Common Stock to begin in the third quarter of 1996. Simultaneously with the approval of the dividend policy, the Company's Board of Directors declared a dividend of $.03 per share on the Common Stock to be paid on October 10, 1996. On December 6, 1996, the Company's Board of Directors declared a dividend of $.03 per share on the Common Stock which was paid on January 10, 1997.

                            MARKET PRICES PER SHARE

                                                        1995               1996
                                                        ----               ----
                                                    COMMON STOCK       COMMON STOCK
                                                    -------------      -------------
              FOR THE QUARTERS ENDED                HIGH      LOW      HIGH      LOW
              ----------------------                ----      ---      ----      ---
March 31..........................................   9 3/8     8 1/4   14 1/2    12 1/8
June 30...........................................  13 3/4     9 1/8   15 1/4     7 3/4
September 30......................................  15 1/4    12 1/2   10 5/8     8 1/8
December 31.......................................  13 3/8    11       10 3/4     8 5/8

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to this item is incorporated by reference to Selected Five-Year Financial Data in the Company's 1996 Annual Report to security holders included in Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to this item is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Report to security holders included in
Exhibit 13 to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item is incorporated by reference to the Financial Statements and Selected Quarterly Financial Data in the Company's 1996 Annual Report to security holders included in Exhibit 13 to this report.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Company" in Part I of this Form 10-K, the information required by this item is incorporated by reference to the Company's 1997 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference to the Company's 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference to the Company's 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference to the Company's 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a. Financial statements, financial statement schedules and exhibits filed in this report:

          1. Information with respect to financial statements is incorporated by reference to the Financial Statements and Selected Quarterly Financial Data in the Company's 1996 Annual Report to security holders.

          2. The Company is filing herewith Schedule II -- Valuation and Qualifying Accounts.

     b. On April 11, 1996, the Company filed with the Securities and Exchange Commission a current report on Form 8-K dated March 27, 1996, regarding the Company's disposition of all its shares of Riverwood International Corporation Common Stock, the Company's approval of the Profit Sharing Agreement with Manville Personal Injury Settlement Trust and a resulting $6.00 per share special cash dividend declaration on the Company's Common Stock, and the amending of the Company's name to Schuller Corporation.

     c. Exhibit Index to Schuller Corporation Annual Report on Form 10-K for Fiscal Year Ended December 31, 1996:

                     EXHIBIT                                        REFERENCE
                     -------                                        ---------
 2.(a)   Second Amended and Restated Plan of        Refiled as an exhibit to the Company's
         Reorganization confirmed by the United     1992 Annual Report on Form 10-K filed
         States Bankruptcy Court for the Southern   March 30, 1993, and incorporated herein
         District of New York on December 22,       by reference.
         1986.
   (b)   Agreement and Plan of Merger, dated as of  Filed as an exhibit to the Company's Form
         October 25, 1995, among Riverwood          8-K, dated October 25, 1995, and
         International Corporation, CDRO Holding    incorporated herein by reference.
         Corporation and CDRO Acquisition
         Corporation.

                     EXHIBIT                                        REFERENCE
                     -------                                        ---------
 3.(a)   Restated Certificate of Incorporation.     Filed as an exhibit to the Company's 1995
                                                    Annual Report on Form 10-K filed April
                                                    11, 1996, and incorporated herein by
                                                    reference.
   (b)   Certificate of Amendment to Restated       Filed as an exhibit to the Company's 1995
         Certificate of Incorporation.              Annual Report on Form 10-K filed April
                                                    11, 1996, and incorporated herein by
                                                    reference.
   (c)   Amended and Restated Bylaws.               Filed herewith.
10.(a)   Schuller International Employees           Filed as an exhibit to the Company's 1994
         Retirement Plan.*                          Annual Report on Form 10-K filed March
                                                    31, 1995, and incorporated herein by
                                                    reference.
   (b)   Supplemental Pension Plan.*                Refiled as an exhibit to the Company's
                                                    1992 Annual Report on Form 10-K filed
                                                    March 30, 1993, and incorporated herein
                                                    by reference.
   (c)   Key Man Supplemental Retirement            Refiled as an exhibit to the Company's
         Agreement.*                                1992 Annual Report on Form 10-K filed
                                                    March 30, 1993, and incorporated herein
                                                    by reference.
   (d)   Annual Executive Incentive Compensation    Refiled as an exhibit to the Company's
         Plan.*                                     1992 Annual Report on Form 10-K filed
                                                    March 30, 1993 and incorporated herein by
                                                    reference.
   (e)   Executive Long-Term Disability Plan.*      Refiled as an exhibit to the Company's
                                                    1992 Annual Report on Form 10-K filed
                                                    March 30, 1993, and incorporated herein
                                                    by reference.
   (f)   Long-Term Incentive Stock Plan.*           Refiled as an exhibit to the Company's
                                                    1992 Annual Report on Form 10-K filed
                                                    March 30, 1993, and incorporated herein
                                                    by reference.
   (g)   Amendment to Long-Term Incentive Stock     Refiled as an exhibit to the Company's
         Plan.*                                     1992 Annual Report on Form 10-K filed
                                                    March 30, 1993, and incorporated herein
                                                    by reference.
   (h)   Amendment No. 2 to Long-Term Incentive     Filed as an exhibit to the Company's Form
         Stock Plan.*                               10-Q for the quarter ended June 30, 1995,
                                                    and incorporated herein by reference.
   (i)   Schuller Corporation Deferred              Filed as an exhibit to the Company's Form
         Compensation Plan.*                        S-8 filed June 19, 1996, and incorporated
                                                    herein by reference.
   (j)   Schuller Corporation Non-Employee          Filed herewith.
         Directors' Deferred Compensation Plan.*
   (k)   Schuller Corporation 1996 Stock Award      Filed as an exhibit to the Company's Form
         Plan.*                                     S-8 filed June 19, 1996, and incorporated
                                                    herein by reference.
   (l)   Schuller Corporation 1996 Executive        Filed as an exhibit to the Company's Form
         Incentive Compensation Plan.*              S-8 filed June 20, 1996, and incorporated
                                                    herein by reference.
   (m)   Employment Agreement between Charles L.    Filed as an exhibit to the Company's Form
         Henry and the Company, effective as of     10-Q for the quarter ended September 30,
         September 9, 1996.*                        1996, and incorporated herein by
                                                    reference.
   (n)   Employment Agreements with other           Filed herewith.
         Executive Officers of the Company*

                     EXHIBIT                                        REFERENCE
                     -------                                        ---------
   (o)   Agreement between W. Thomas Stephens and   Filed as an exhibit to the Company's Form
         the Company, effective as of April 12,     10-Q for the quarter ended June 30, 1996,
         1996.*                                     and incorporated herein by reference.
   (p)   Intercompany Agreement between the         Filed as an exhibit to the Company's Form
         Company and Schuller International Group,  10-Q for the quarter ended September 30,
         Inc., dated as of September 22, 1994.      1994, filed on November 14, 1994, and
                                                    incorporated herein by reference.
   (q)   Treasury Management Agreement between the  Filed as an exhibit to the Company's Form
         Company and Schuller International Group,  10-Q for the quarter ended September 30,
         Inc., dated as of September 22, 1994.      1994, filed on November 14, 1994, and
                                                    incorporated herein by reference.
   (r)   Tax Sharing Agreement between the Company  Filed as an exhibit to the Company's Form
         and Schuller International Group, Inc.,    10-Q for the quarter ended September 30,
         dated as of January 1, 1994.               1994, filed on November 14, 1994, and
                                                    incorporated herein by reference.
   (s)   Corporate Agreement between the Company    Filed as an exhibit to the Company's Form
         and Schuller International Group, Inc.,    10-Q for the quarter ended September 30,
         dated as of September 22, 1994.            1994, filed on November 14, 1994, and
                                                    incorporated herein by reference.
   (t)   Selling Securityholders' Agreement,        Filed as an exhibit to the Company's 1994
         between the Company and the Trust, dated   Annual Report on Form 10-K filed March
         as of September 22, 1994.                  31, 1995, and incorporated herein by
                                                    reference.
   (u)   Second Amended and Restated Supplemental   Filed as an exhibit to the Company's 1995
         Agreement between the Company and the      Annual Report on Form 10-K filed April
         Trust, dated as of April 5, 1996.          11, 1996, and incorporated herein by
                                                    reference.
   (v)   Final Property Damage Settlement           Filed as an exhibit to the Company's 1995
         Agreement between the Company and          Annual Report on Form 10-K filed April
         Manville Property Damage Settlement        11, 1996, and incorporated herein by
         Trust, dated as of March 22, 1996.         reference.
   (w)   Form of Payment and Termination Agreement  Filed as an exhibit to the Company's 1995
         with the Executive Officers of the         Annual Report on Form 10-K filed April
         Company.*                                  11, 1996, and incorporated herein by
                                                    reference.
   (x)   Supplemental Retirement Agreement between  Filed as an exhibit to the Company's 1994
         Richard B. Von Wald and the Company,       Annual Report on Form 10-K filed on March
         effective as of November 4, 1994, with     31, 1995, and incorporated herein by
         related agreements.*                       reference.
   (y)   Schuller 1994 Long-Term Cash Incentive     Filed as an exhibit to the Company's 1994
         Compensation Plan.*                        Annual Report on Form 10-K filed on March
                                                    31, 1995, and incorporated herein by
                                                    reference.
   (z)   Amended and Restated Indenture between     Filed as an exhibit to the Company's 1994
         Schuller International Group, Inc. and     Annual Report on Form 10-K filed on March
         The Bank of New York, as Trustee, dated    31, 1995, and incorporated herein by
         December 15, 1994.                         reference.
   (aa)  Amended and Restated Receivables Purchase  Filed as an exhibit to the Company's 1995
         Agreement dated as of August 15, 1994,     Annual Report on Form 10-K filed April
         between Schuller International Group,      11, 1996, and incorporated herein by
         Inc. and the banks and others named        reference.
         therein.

                     EXHIBIT                                        REFERENCE
                     -------                                        ---------
   (ab)  Voting and Indemnification Agreement,      Filed as an exhibit to the Company's Form
         dated as of October 25, 1995, by and       8-K, dated October 31, 1995, and
         among the Company, CDRO Holding            incorporated herein by reference.
         Corporation and CDRO Acquisition
         Corporation.
   (ac)  Tax Matters Agreement, dated as of         Filed as an exhibit to the Company's Form
         October 25, 1995, by and among the         8-K, dated October 31, 1995, and
         Company, CDRO Holding Corporation and      incorporated herein by reference.
         CDRO Acquisition Corporation.
   (ad)  Profit Sharing Exchange Agreement, dated   Filed as an exhibit to the Company's Form
         October 25, 1995, between the Company and  8-K, dated October 31, 1995, and
         the Trust.                                 incorporated herein by reference.
13.      1996 Annual Report.                        Pages 21 through 71 of the Company's 1996
                                                    Annual Report to security holders are
                                                    filed herewith and are incorporated
                                                    herein by reference.
21.      Subsidiaries of the Registrant.            Page 19.
23.      Consent of Coopers & Lybrand L.L.P.        Filed herewith.
24.      Powers of Attorney.                        Page 20 (included on signature page to
                                                    this report).
27.1     Financial Data Schedule.                   Filed herewith.
27.2     Financial Data Schedule.                   Filed herewith.

---------------

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of Schuller Corporation:

     Our report on the consolidated financial statements of Schuller Corporation has been incorporated by reference in this Form 10-K from the 1996 Annual Report to Stockholders of Schuller Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Financial Statement Schedule of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND

Denver, Colorado
March 28, 1997

                              SCHULLER CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULE
               TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

SCHEDULE                                                               PAGE
--------                                                               ----
   II    -- Valuation and qualifying accounts, for each of the three
            years in the period ended December 31, 1996..............   18

                              SCHULLER CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31
                           (IN THOUSANDS OF DOLLARS)

                                                               ADDITIONS
                                                        ------------------------
                                           BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE AT
                                           BEGINNING    COSTS AND       OTHER                        END OF
             CLASSIFICATION                 OF YEAR      EXPENSES    ACCOUNTS(a)   DEDUCTIONS(b)      YEAR
             --------------                ----------   ----------   -----------   -------------   ----------
1996
-----------------------------------------
Allowances Reducing the Assets in the
  Balance Sheet:
  Doubtful accounts receivable...........   $  6,497      $1,122       $ 2,022        $ 2,071       $  7,570
  Cash discounts.........................      1,967          --        20,962         21,651          1,278
  Other allowances.......................     18,646          --        34,386         31,864         21,168
  Deferred tax assets....................     82,512          --            --         12,324         70,188
                                            --------      ------       -------        -------       --------
          Total..........................   $109,622      $1,122       $57,370        $67,910       $100,204
                                            ========      ======       =======        =======       ========
1995
-----------------------------------------
Allowances Reducing the Assets in the
  Balance Sheet:
  Doubtful accounts receivable...........   $  6,422      $  776       $    --        $   701       $  6,497
  Cash discounts.........................      1,537          --        19,963         19,533          1,967
  Other allowances.......................     15,765          --        30,977         28,096         18,646
  Deferred tax assets....................     96,449         314            --         14,251         82,512
                                            --------      ------       -------        -------       --------
          Total..........................   $120,173      $1,090       $50,940        $62,581       $109,622
                                            ========      ======       =======        =======       ========
1994
-----------------------------------------
Allowances Reducing the Assets in the
  Balance Sheet:
  Doubtful accounts receivable...........   $  5,860      $1,600       $    --        $ 1,038       $  6,422
  Cash discounts.........................      1,489          --        14,590         14,542          1,537
  Other allowances.......................     14,634          --        27,818         26,687         15,765
  Deferred tax assets....................     94,795       1,654            --             --         96,449
                                            --------      ------       -------        -------       --------
          Total..........................   $116,778      $3,254       $42,408        $42,267       $120,173
                                            ========      ======       =======        =======       ========

---------------

Notes:

(a) Charged against sales and additions due to acquisitions.

(b) Principally charges for which reserves were provided, net of recoveries.

                                                                      EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

     Direct and indirect subsidiaries of the Company and the jurisdiction in which each company was incorporated are listed below. Certain companies not important to an understanding of the Company's businesses have been omitted and which, if aggregated, would not constitute a significant subsidiary.

                                                              JURISDICTION OF
                         SUBSIDIARY                            INCORPORATION
                         ----------                           ---------------
CHANGZHOU SCHULLER ZHONGXIN TIANMA
  FIBER GLASS PROD. CO., LTD................................  China
EUROPEAN OVERSEAS CORPORATION...............................  Delaware
IACP, INC...................................................  Delaware
MANVILLE MEXICANA S.A. DE C.V...............................  Mexico
MANVILLE MINING COMPANY.....................................  Delaware
NORD BITUMI MEXICO, S.A. DE C.V.............................  Mexico
NORD BITUMI SpA.............................................  Italy
ROCKY MOUNTAIN INTERNATIONAL INSURANCE LTD..................  Bermuda
SCHULLER FUNDING CORPORATION................................  Delaware
SCHULLER GmbH...............................................  Germany
SCHULLER INTERNATIONAL B.V..................................  Netherlands
SCHULLER INTERNATIONAL CANADA INC...........................  Canada
SCHULLER INTERNATIONAL CHANGZHOU, B. V......................  Netherlands
SCHULLER INTERNATIONAL GROUP, INC...........................  Delaware
SCHULLER INTERNATIONAL, INC.................................  Delaware
SCHULLER POLSKA Sp. zo.o....................................  Poland
SEVENTEENTH STREET REALTY, INC..............................  Colorado
SCHULLER MEXICANA S.A. DE C.V...............................  Mexico
WEB DYNAMICS CORPORATION....................................  New Jersey

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 28th day of March, 1997.

                                            SCHULLER CORPORATION
                                              (Registrant)

                                            By:         CHARLES L. HENRY
                                              ----------------------------------
                                                       Charles L. Henry
                                                 Chairman of the Board, Chief
                                                       Executive Officer
                                                        and President

                               POWER OF ATTORNEY

     Know all men by these presents that each person whose signature appears below does hereby constitute and appoint Charles L. Henry, Kenneth L. Jensen and Richard B. Von Wald, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his substitute or substitutes, lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 28, 1997.

                 SIGNATURE                                            TITLE
                 ---------                                            -----

              CHARLES L. HENRY                     Chairman of the Board, Chief Executive
--------------------------------------------         Officer and President (Principal Executive
             (Charles L. Henry)                      Officer)

             KENNETH L. JENSEN                     Senior Vice President and Chief Financial
--------------------------------------------         Officer (Principal Accounting and
            (Kenneth L. Jensen)                      Financial Officer)

                LEO BENATAR                        Director
--------------------------------------------
               (Leo Benatar)

              ROBERT A. FALISE                     Director
--------------------------------------------
             (Robert A. Falise)

                TODD GOODWIN                       Director
--------------------------------------------
               (Todd Goodwin)

             MICHAEL N. HAMMES                     Director
--------------------------------------------
            (Michael N. Hammes)

              JOHN NILS HANSON                     Director
--------------------------------------------
             (John Nils Hanson)

                 SIGNATURE                                            TITLE
                 ---------                                            -----

            KATHRYN R. HARRIGAN                    Director
--------------------------------------------
           (Kathryn R. Harrigan)

              LOUIS KLEIN, JR.                     Director
--------------------------------------------
             (Louis Klein, Jr.)

            FRANK J. MACCHIAROLA                   Director
--------------------------------------------
           (Frank J. Macchiarola)

          CHRISTIAN E. MARKEY, JR.                 Director
--------------------------------------------
         (Christian E. Markey, Jr.)

              WILLIAM E. MAYER                     Director
--------------------------------------------
             (William E. Mayer)

                             ADDITIONAL INFORMATION

     Individuals interested in receiving additional information may contact the following:

FOR COMPANY INFORMATION                        FOR PRODUCT INFORMATION
Call (303) 978-2000                            Call (303) 978-4900 or (800) 654-3103
or write to:                                   or write to:
Schuller Corporation                           Schuller Corporation
Investor Relations                             Product Information
P.O. Box 5108                                  P.O. Box 5108
Denver, CO 80217-5108                          Denver, CO 80217-5108

TRANSFER AGENT AND REGISTRAR                   INDEPENDENT ACCOUNTANTS
First Chicago Trust Company of New York        Coopers & Lybrand L.L.P.
P.O. Box 2565, Suite 4660                      370 Seventeenth Street, Suite 3300
Jersey City, NJ 07303-2565                     Denver, CO 80202-5633
(send stockholder address
changes to the above address)

                                 EXHIBIT INDEX

                     EXHIBIT                                        REFERENCE
                     -------                                        ---------
 2.(a)   Second Amended and Restated Plan of        Refiled as an exhibit to the Company's
         Reorganization confirmed by the United     1992 Annual Report on Form 10-K filed
         States Bankruptcy Court for the Southern   March 30, 1993, and incorporated herein
         District of New York on December 22,       by reference.
         1986.
   (b)   Agreement and Plan of Merger, dated as of  Filed as an exhibit to the Company's Form
         October 25, 1995, among Riverwood          8-K, dated October 25, 1995, and
         International Corporation, CDRO Holding    incorporated herein by reference.
         Corporation and CDRO Acquisition
         Corporation.
 3.(a)   Restated Certificate of Incorporation.     Filed as an exhibit to the Company's 1995
                                                    Annual Report on Form 10-K filed April
                                                    11, 1996, and incorporated herein by
                                                    reference.
   (b)   Certificate of Amendment to Restated       Filed as an exhibit to the Company's 1995
         Certificate of Incorporation.              Annual Report on Form 10-K filed April
                                                    11, 1996, and incorporated herein by
                                                    reference.
   (c)   Amended and Restated Bylaws.               Filed herewith.
10.(a)   Schuller International Employees           Filed as an exhibit to the Company's 1994
         Retirement Plan.*                          Annual Report on Form 10-K filed March
                                                    31, 1995, and incorporated herein by
                                                    reference.
   (b)   Supplemental Pension Plan.*                Refiled as an exhibit to the Company's
                                                    1992 Annual Report on Form 10-K filed
                                                    March 30, 1993, and incorporated herein
                                                    by reference.
   (c)   Key Man Supplemental Retirement            Refiled as an exhibit to the Company's
         Agreement.*                                1992 Annual Report on Form 10-K filed
                                                    March 30, 1993, and incorporated herein
                                                    by reference.
   (d)   Annual Executive Incentive Compensation    Refiled as an exhibit to the Company's
         Plan.*                                     1992 Annual Report on Form 10-K Filed
                                                    March 30, 1993 and incorporated herein by
                                                    reference.
   (e)   Executive Long-Term Disability Plan.*      Refiled as an exhibit to the Company's
                                                    1992 Annual Report on Form 10-K filed
                                                    March 30, 1993, and incorporated herein
                                                    by reference.
   (f)   Long-Term Incentive Stock Plan.*           Refiled as an exhibit to the Company's
                                                    1992 Annual Report on Form 10-K filed
                                                    March 30, 1993, and incorporated herein
                                                    by reference.
   (g)   Amendment to Long-Term Incentive Stock     Refiled as an exhibit to the Company's
         Plan.*                                     1992 Annual Report on Form 10-K filed
                                                    March 30, 1993, and incorporated herein
                                                    by reference.
   (h)   Amendment No. 2 to Long-Term Incentive     Filed as an exhibit to the Company's Form
         Stock Plan.*                               10-Q for the quarter ended June 30, 1995,
                                                    and incorporated herein by reference.
   (i)   Schuller Corporation Deferred              Filed as an exhibit to the Company's Form
         Compensation Plan.*                        S-8 filed June 19, 1996, and incorporated
                                                    herein by reference.
   (j)   Schuller Corporation Non-Employee          Filed herewith.
         Directors' Deferred Compensation Plan.*

                     EXHIBIT                                        REFERENCE
                     -------                                        ---------
   (k)   Schuller Corporation 1996 Stock Award      Filed as an exhibit to the Company's Form
         Plan.*                                     S-8 filed June 19, 1996, and incorporated
                                                    herein by reference.
   (l)   Schuller Corporation 1996 Executive        Filed as an exhibit to the Company's Form
         Incentive Compensation Plan.*              S-8 filed June 20, 1996, and incorporated
                                                    herein by reference.
   (m)   Employment Agreement between Charles L.    Filed as an exhibit to the Company's Form
         Henry and the Company, effective as of     10-Q for the quarter ended September 30,
         September 9, 1996.*                        1996, and incorporated herein by
                                                    reference.
   (n)   Employment Agreements with other           Filed herewith.
         Executive Officers of the Company*
   (o)   Agreement between W. Thomas Stephens and   Filed as an exhibit to the Company's Form
         the Company, effective as of April 12,     10-Q for the quarter ended June 30, 1996,
         1996.*                                     and incorporated herein by reference.
   (p)   Intercompany Agreement between the         Filed as an exhibit to the Company's Form
         Company and Schuller International Group,  10-Q for the quarter ended September 30,
         Inc., dated as of September 22, 1994.      1994, filed on November 14, 1994, and
                                                    incorporated herein by reference.
   (q)   Treasury Management Agreement between the  Filed as an exhibit to the Company's Form
         Company and Schuller International Group,  10-Q for the quarter ended September 30,
         Inc., dated as of September 22, 1994.      1994, filed on November 14, 1994, and
                                                    incorporated herein by reference.
   (r)   Tax Sharing Agreement between the Company  Filed as an exhibit to the Company's Form
         and Schuller International Group, Inc.,    10-Q for the quarter ended September 30,
         dated as of January 1, 1994.               1994, filed on November 14, 1994, and
                                                    incorporated herein by reference.
   (s)   Corporate Agreement between the Company    Filed as an exhibit to the Company's Form
         and Schuller International Group, Inc.,    10-Q for the quarter ended September 30,
         dated as of September 22, 1994.            1994, filed on November 14, 1994, and
                                                    incorporated herein by reference.
   (t)   Selling Securityholders' Agreement,        Filed as an exhibit to the Company's 1994
         between the Company and the Trust, dated   Annual Report on Form 10-K filed March
         as of September 22, 1994.                  31, 1995, and incorporated herein by
                                                    reference.
   (u)   Second Amended and Restated Supplemental   Filed as an exhibit to the Company's 1995
         Agreement between the Company and the      Annual Report on Form 10-K filed April
         Trust, dated as of April 5, 1996.          11, 1996, and incorporated herein by
                                                    reference.
   (v)   Final Property Damage Settlement           Filed as an exhibit to the Company's 1995
         Agreement between the Company and          Annual Report on Form 10-K filed April
         Manville Property Damage Settlement        11, 1996, and incorporated herein by
         Trust, dated as of March 22, 1996.         reference.
   (w)   Form of Payment and Termination Agreement  Filed as an exhibit to the Company's 1995
         with the Executive Officers of the         Annual Report on Form 10-K filed April
         Company.*                                  11, 1996, and incorporated herein by
                                                    reference.
   (x)   Supplemental Retirement Agreement between  Filed as an exhibit to the Company's 1994
         Richard B. Von Wald and the Company,       Annual Report on Form 10-K filed on March
         effective as of November 4, 1994, with     31, 1995, and incorporated herein by
         related agreements.*                       reference.

                     EXHIBIT                                        REFERENCE
                     -------                                        ---------
   (y)   Schuller 1994 Long-Term Cash Incentive     Filed as an exhibit to the Company's 1994
         Compensation Plan.*                        Annual Report on Form 10-K filed on March
                                                    31, 1995, and incorporated herein by
                                                    reference.
   (z)   Amended and Restated Indenture between     Filed as an exhibit to the Company's 1994
         Schuller International Group, Inc. and     Annual Report on Form 10-K filed on March
         The Bank of New York, as Trustee, dated    31, 1995, and incorporated herein by
         December 15, 1994.                         reference.
   (aa)  Amended and Restated Receivables Purchase  Filed as an exhibit to the Company's 1995
         Agreement dated as of August 15, 1994,     Annual Report on Form 10-K filed April
         between Schuller International Group,      11, 1996, and incorporated herein by
         Inc. and the banks and others named        reference.
         therein.
   (ab)  Voting and Indemnification Agreement,      Filed as an exhibit to the Company's Form
         dated as of October 25, 1995, by and       8-K, dated October 31, 1995, and
         among the Company, CDRO Holding            incorporated herein by reference.
         Corporation and CDRO Acquisition
         Corporation.
   (ac)  Tax Matters Agreement, dated as of         Filed as an exhibit to the Company's Form
         October 25, 1995, by and among the         8-K, dated October 31, 1995, and
         Company, CDRO Holding Corporation and      incorporated herein by reference.
         CDRO Acquisition Corporation.
   (ad)  Profit Sharing Exchange Agreement, dated   Filed as an exhibit to the Company's Form
         October 25, 1995, between the Company and  8-K, dated October 31, 1995, and
         the Trust.                                 incorporated herein by reference.
13.      1996 Annual Report.                        Pages 21 through 71 of the Company's 1996
                                                    Annual Report to security holders are
                                                    filed herewith and are incorporated
                                                    herein by reference.
21.      Subsidiaries of the Registrant.            Page 19.
23.      Consent of Coopers & Lybrand L.L.P.        Filed herewith.
24.      Powers of Attorney.                        Page 20 (included on signature page to
                                                    this report).
27.1     Financial Data Schedule.                   Filed herewith.
27.2     Financial Data Schedule.                   Filed herewith.

---------------

* Management contract or compensatory plan or arrangements.