Form 10-Q
period 1997-03-31
JOHNS MANVILLE CORP /NEW/
filed 1997-05-08
CIK 355473

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission file number 1-8247

                           JOHNS MANVILLE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              84-0856796
-------------------------------                            ---------------------
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

                              SCHULLER CORPORATION
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|      No

         At May 6, 1997, there were 161,533,290 shares of the registrant's common stock outstanding.

                         *PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.





     * "JM" or the "Company" when used in this report refers to Johns Manville Corporation (formerly known as Schuller Corporation), incorporated in the State of Delaware in 1991, and includes, where applicable, its consolidated subsidiaries.

                           JOHNS MANVILLE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                  (Unaudited)


                                                      March 31,    December 31,
ASSETS                                                     1997            1996
                                                    -----------     -----------
Current Assets
  Cash and equivalents                              $   103,137     $   206,605
  Marketable securities, at cost,
   which approximates market                             27,501          42,690
  Receivables                                           234,678         229,665
  Inventories                                           114,117         101,041
  Prepaid expenses                                        6,341           7,921
  Deferred tax assets                                    28,569          30,001
                                                    -----------     -----------
    Total Current Assets                                514,343         617,923

Property, Plant and Equipment,
 net of accumulated depreciation
 of $634,775 and $630,638, respectively                 770,050         770,420
Deferred Tax Assets                                     212,161         212,161
Other Assets                                            462,223         346,222
                                                    -----------     -----------
                                                    $ 1,958,777     $ 1,946,726
                                                    ===========     ===========

LIABILITIES
Current Liabilities
  Accounts and notes payable                        $   110,660     $   152,599
  Compensation and employee benefits                     94,358         105,629
  Income taxes                                           35,313          35,837
  Other accrued liabilities                              71,709          68,888
                                                    -----------     -----------
    Total Current Liabilities                           312,040         362,953

Long-Term Debt, less current portion                    475,114         428,160
Postretirement Benefits Other Than Pensions             204,060         200,822
Deferred Income Taxes and Other
 Noncurrent Liabilities                                 369,520         374,329
                                                    -----------     -----------
                                                      1,360,734       1,366,264
                                                    -----------     -----------

Contingencies (Note 3)

STOCKHOLDERS' EQUITY
Common Stock                                              1,627           1,627
Capital in Excess of Par Value                          539,790         539,423
Treasury Stock, at cost                                 (16,241)        (16,241)
Unearned Stock Compensation                              (8,518)         (9,124)
Retained Earnings                                        60,753          38,106
Cumulative Currency Translation Adjustment               20,632          26,671
                                                    -----------     -----------
                                                        598,043         580,462
                                                    -----------     -----------
                                                    $ 1,958,777     $ 1,946,726
                                                    ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                                                     Three Months
                                                                  Ended March 31,
                                                           ----------------------
                                                                1997         1996
                                                           ---------    ---------
Net Sales                                                  $ 379,010    $ 326,109
Cost of Sales                                                278,354      232,550
Selling, General and Administrative                           40,461       36,830
Research, Development and Engineering                          7,277        7,053
Other Income (Expense), net                                   (3,220)       5,615
                                                           ---------    ---------
Income from Operations                                        49,698       55,291
Interest Income                                                2,955        6,474
Interest Expense                                              12,807       12,588
Profit Sharing Expense                                                      6,562
                                                           ---------    ---------
Income from Continuing Operations
 before Income Taxes                                          39,846       42,615
Income Tax Expense (Benefit)                                  12,354      (85,763)
                                                           ---------    ---------
Income from Continuing Operations                             27,492      128,378
Gain on Disposal of Discontinued Operations,
 net of tax                                                               177,159
                                                           ---------    ---------
Income before Extraordinary Item                              27,492      305,537
Extraordinary Loss on Trust Settlements,
 net of tax                                                              (314,296)
                                                           ---------    ---------
Net Income (Loss)                                             27,492       (8,759)
Preference Stock Dividends                                                 (6,231)
                                                           ---------    ---------
Net Income (Loss) Applicable to Common Stock               $  27,492    $ (14,990)
                                                           =========    =========


EARNINGS (LOSS) PER COMMON SHARE (AFTER
  PREFERENCE STOCK DIVIDENDS)
Primary and Fully Diluted:
Income from Continuing Operations                          $     .17    $     .98
Gain on Disposal of Discontinued Operations,
 net of tax                                                                  1.42
                                                           ---------    ---------
Income before Extraordinary Item                                 .17         2.40
Extraordinary Loss on Trust Settlements,
 net of tax                                                                 (2.52)
                                                           ---------    ---------
Net Income (Loss) Applicable to Common Stock               $     .17    $    (.12)
                                                           =========    =========



See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                             Three Months
                                                                                          Ended March 31,
                                                                               --------------------------
                                                                                      1997           1996
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $    27,492    $    (8,759)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                                     18,982         16,461
  Deferred taxes                                                                     1,281       (109,552)
  Gain on disposal of discontinued operations                                                    (177,159)
  Extraordinary loss on trust settlements                                                         314,296
  Other, net                                                                         8,514         26,390
Change in net current assets and liabilities                                       (39,880)       (30,192)
Change in noncurrent liabilities                                                    (4,944)         3,966
                                                                               -----------    -----------
Net cash provided by operating activities                                           11,445         35,451
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                         (18,993)       (25,209)
Acquisitions                                                                      (113,010)       (49,818)
Proceeds from sales of assets                                                            9          1,464
Proceeds from disposition of Riverwood                                                          1,081,341
Purchases of held-to-maturity securities                                               (49)       (30,047)
Purchases of available-for-sale securities                                            (275)       (28,549)
Proceeds from maturities of held-to-maturity
 securities                                                                          1,003         59,268
Proceeds from sales or maturities of
 available-for-sale securities                                                      14,504         49,106
(Increase) decrease in other assets                                                 (9,057)        10,968
                                                                               -----------    -----------
Net cash provided by (used in) investing
 activities                                                                       (125,868)     1,068,524
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                                                    56,000            168
Payments on debt                                                                   (40,065)           (10)
Dividends on common stock                                                           (4,845)
Dividends on preference stock                                                                      (6,231)
Treasury and other stock transactions                                                  332         (2,288)
                                                                               -----------    -----------
Net cash provided by (used in) financing activities                                 11,422         (8,361)
                                                                               -----------    -----------

Effect of Exchange Rate Changes on Cash                                               (467)          (455)
                                                                               -----------    -----------
Net Increase (Decrease) in Cash and Equivalents                                   (103,468)     1,095,159
Cash and Equivalents at Beginning of Period                                        206,605        310,809
                                                                               -----------    -----------
Cash and Equivalents at End of Period                                          $   103,137    $ 1,405,968
                                                                               ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


On May 2, 1997, Johns Manville Corporation (the "Company") changed its name from Schuller Corporation. The condensed consolidated financial statements of the Company as of March 31, 1997 and December 31, 1996 and for the three months ended March 31, 1997 and 1996 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. The Company has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding the Company's accounting policies, operations and financial position is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                                          (Thousands of dollars)
                                                        March 31,   December 31,
                                                             1997           1996
                                                     ------------   ------------
Finished goods                                       $     72,135   $     60,456
Raw materials and supplies                                 32,460         32,113
Work-in-process                                             9,522          8,472
                                                     ------------   ------------
                                                     $    114,117   $    101,041
                                                     ============   ============

Note 2 - Income Taxes

The 1997 estimated effective tax rate of 31 percent reflects the Company's ability to utilize foreign tax credits and prior years' general business credits due to the Company's expected taxable income in 1997. For the quarter ended March 31, 1996, the net income tax benefit of $85.8 million included a $104.5 million tax benefit on the portion of a special cash dividend that was paid to the Manville Personal Injury Settlement Trust (the "Trust"). Exclusive of the tax benefit on the special cash dividend, the Company's first quarter 1996 tax rate was 44 percent.

Note 3 - Disposition of Riverwood International Corporation ("Riverwood")

During the first quarter of 1996, the Company disposed of its 81.3 percent interest in Riverwood and received gross cash proceeds of $1.08 billion and recorded a gain of $177.2 million, net of taxes of $177.8 million. In the fourth quarter of 1996, an additional gain of $39.1 million was recognized, adjusting the estimated taxes previously recorded from $177.8 million to $138.7 million, as the Company determined that it would be able to utilize foreign tax credits applicable to the gain and other tax adjustments of the transaction. Accordingly, the Company recognized a gain of $216.2 million, net of tax, for the full year of 1996. The overall gain may be further adjusted when the Company's 1996 U.S. income tax returns are completed in 1997 and indemnities, if any, (discussed below) are known.

The Company has agreed to indemnify the purchaser of Riverwood and certain affiliated parties against losses resulting from a breach of certain representations or warranties. The Company will not be required to indemnify the purchaser for losses until the aggregate amount of all losses exceeds $20 million. The Company's obligation to indemnify is limited to 80 percent of the amount of losses in excess of $20 million and its aggregate liability is limited to $100 million.

In addition, the Company may be responsible for certain Riverwood U.S. federal, state and local income tax liabilities to the extent, if any, they are attributable to audit adjustments for tax periods ending prior to the disposition of Riverwood.

Note 4 - Extraordinary Loss on Trust Settlements

During the first quarter of 1996, the Company recorded an extraordinary loss of $314.3 million, net of taxes of $169.2 million as the Company exchanged approximately 32.5 million shares of its common stock for the settlement of the Trust's profit sharing right to 20 percent of the Company's adjusted net earnings.

Note 5 - Earnings (Loss) Per Common Share and Dividends

Primary and fully diluted earnings per common share amounts were determined using the following common equivalent shares:

                                                                First Quarter
                                            ---------------------------------
                                                   1997                  1996
                                            -----------         -------------
           Primary                          163,071,000           124,866,000
           Fully Diluted                    163,073,000           125,258,000

During 1996, earnings (loss) per share amounts were calculated after the deduction for preference stock dividends. The Company redeemed its preference stock on April 30, 1996. The Company paid a regular quarterly dividend of $0.03 per common share, totaling $4.8 million, in the first quarter of 1997.

Note 6 - Acquisitions

During January 1997, the Company acquired the assets of Ergon Nonwovens, Inc., a manufacturer of synthetic meltblown nonwoven products. During February 1997, the Company announced it had signed an agreement to acquire the Mitex group of companies. Mitex is a leading manufacturer of fiber glass wall covering fabrics used primarily in commercial and industrial buildings, and has manufacturing facilities in Sweden and the United Kingdom. During the first quarter of 1997, the Company deposited funds into escrow, pending the expected closing of the Mitex acquisition during the second quarter. The combined purchase price for the acquisitions described above was $113 million, financed from existing cash balances and borrowings of $45 million from international credit facilities. These acquisitions will be accounted for under the purchase method.

Note 7 - New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128, effective for periods ending after December 15, 1997, revises the computation and disclosure of earnings per share. Principal among computation revisions is the replacement of primary earnings per share with basic earnings per share, which does not consider common stock equivalents. In addition, SFAS No. 128 modifies certain dilutive computations and replaces fully diluted earnings per share with diluted earnings per share. Disclosure requirements include, among others, dual presentation of basic and diluted earnings per share, along with a reconciliation of the elements used in computing basic and diluted earnings per share. At this time, the Company does not expect that the adoption of SFAS No. 128 will have a material impact on the Company's reported results.

Note 8 - Business Segment Information

Beginning in 1997, the Company reorganized its business segments and will report separately its operating results in the following three principal business segments: Insulation, consisting of the residential, commercial and industrial and original equipment manufacturer ("OEM") insulation businesses; Roofing Systems, consisting of the commercial and industrial roofing businesses; and Engineered Products, consisting of the mats and fibers and filtration businesses. The 1996 results were reclassified to conform with the current presentation format.

                                                         (Thousands of dollars)
                                                                   Three Months
                                                                Ended March 31,
                                                   ----------------------------
NET SALES                                               1997               1996
                                                   ---------          ---------
Insulation                                         $ 174,158          $ 155,521
Roofing Systems                                       99,052             62,607
Engineered Products                                  116,111            115,867
Corporate and Eliminations                           (10,311)            (7,886)
                                                   ---------          ---------
Net Sales                                          $ 379,010          $ 326,109
                                                   =========          =========

INCOME FROM OPERATIONS
Insulation                                         $  25,897          $  24,801
Roofing Systems                                        7,476              2,792
Engineered Products                                   24,896             28,837
Corporate and Eliminations                            (8,571)            (1,139)
                                                   ---------          ---------
Income from Operations                             $  49,698          $  55,291
                                                   =========          =========

Net sales included in Corporate and Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Roofing Systems segment (at prices approximating market).

ITEM 2.

                           JOHNS MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company's net sales in the first quarter of 1997 increased $52.9 million, or 16.2 percent, to $379 million compared with $326.1 million for the same period of 1996. Gross profit increased $7.1 million, or 7.6 percent, to $100.7 million from $93.6 million. Lower gross profit margins for the first quarter of 1997 compared with the first quarter of 1996 were due principally to lower selling prices in several businesses. Selling, general, administrative and research, development and engineering expenses increased $3.9 million, or 8.8 percent, to $47.7 million. These expenses were lower as a percentage of sales at 12.6 percent for 1997 compared with 13.5 percent for 1996, due primarily to the integration of 1996 acquisitions. In addition, other income of $5.6 million for 1996 included a $7.2 million gain from the settlement of certain pension plans. Exclusive of the $7.2 million gain, 1997 first quarter income from operations of $49.7 million would have been up $1.6 million compared with the same period of 1996.

Insulation Segment
The Insulation segment's net sales increased $18.7 million, or 12 percent, to $174.2 million from $155.5 million for the first quarter of 1996. During the first quarter of 1997, sales volumes increased as the Company's residential and commercial and industrial insulation businesses continued to benefit from strong U.S. construction markets. Meanwhile, income from operations increased $1.1 million, or 4.4 percent, to $25.9 million from $24.8 million as the higher sales volumes were partially offset by selling price declines for residential insulation resulting from continued competitive pricing pressures. In addition, OEM insulation had slightly improved operating results for the first quarter of 1997.

Roofing Systems Segment
Net sales for the Roofing Systems segment increased $36.5 million, or 58.2 percent, to $99.1 million for the first quarter of 1997 from $62.6 million for the same period of 1996. Income from operations for 1997 increased $4.7 million to $7.5 million from $2.8 million for 1996. These increases are driven primarily by the inclusion of a full quarter of operating results of acquisitions completed during 1996. Decreased costs due to manufacturing efficiencies and integration of acquisitions led to improved margins and also raised operating income during the first quarter of 1997.

Engineered Products Segment
The Engineered Products segment's net sales were $116.1 million for the first quarter of 1997 compared with $115.9 million for the first quarter of 1996, while income from operations decreased $3.9 million, or 13.7 percent, to $24.9 million from $28.8 million. Net sales increased for the U.S. mats and fibers business as strong demand resulted in higher sales volumes. Operating profits, while also increasing due to higher sales volumes, were partially offset by lower selling prices due to competitive pricing pressures. Slight improvements for the Company's German operations on higher sales volumes were more than offset by the impacts of the strength of the U.S. dollar against the German mark on reported results. Operating results of the filtration business for the first quarter of 1997 decreased on slightly lower net sales as competitive pressures led to lower volumes and selling prices.

Compared with the first quarter of 1996, the Company's interest income decreased $3.5 million to $3 million in 1997 from $6.5 million, due primarily to lower average cash and marketable securities balances.

The 1997 estimated effective tax rate of 31 percent reflects the Company's ability to utilize foreign tax credits and prior years' general business credits due to the Company's expected taxable income in 1997. For the quarter ended March 31, 1996, the Company reported a net income tax benefit of $85.8 million, which included a $104.5 million tax benefit on the portion of the special cash dividend that was paid to the Trust. Exclusive of the tax benefit on the special cash dividend, the Company's tax rate was 44 percent for the quarter ended March 31, 1996.

During the first quarter of 1996, the Company recorded a net gain of $177.2 million ($1.42 per common share) on the disposition of its 81.3 percent interest in Riverwood International Corporation. The net gain on the Riverwood disposition, adjusted in the fourth quarter of 1996 to $216.2 million for the full year, may be further adjusted when the Company's 1996 U.S. income tax returns are completed in 1997 and certain indemnities, if any, are known. Also during the first quarter of 1997, the Company recorded an extraordinary net loss of $314.3 million ($2.52 per common share) on the settlement of the Trust's profit sharing right to 20 percent of the Company's adjusted net earnings.

The Company's net income applicable to common stock for the first quarter of 1997 was $27.5 million, or $0.17 per share, based on approximately 163 million weighted average shares. The net loss applicable to common stock for the first quarter of 1996 was $15 million, or $0.12 per share, based on approximately 125 million weighted average shares. Earnings (loss) per common share amounts for 1996 were calculated after deducting preference stock dividends of $6.2 million. The Company redeemed its preference stock on April 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES
The Company's agreements with its lenders contain a number of financial and general covenants. These include, among other things, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions by Johns Manville International Group, Inc.

(formerly Schuller International Group, Inc.), the Company's wholly owned subsidiary, and restrictions on intercompany transactions, including transfers of cash. As of March 31, 1997, the maximum amount available for dividends to be paid by Johns Manville International Group, Inc. under its most restrictive debt covenants was approximately $230 million. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At March 31, 1997, the Company was in compliance with these covenants.

At March 31, 1997, the Company had cash and marketable securities totaling $130.6 million, of which $118.7 million was available for domestic operating purposes. At December 31, 1996, the Company's cash and marketable securities totaled $249.3 million. At March 31, 1997, the Company had $100 million available under a receivables sale facility for its domestic short-term working capital requirements. In addition, the Company's international subsidiaries had borrowing and working capital facilities totaling $85 million, of which $45 million was borrowed to partially finance acquisitions, leaving approximately $38 million available at March 31, 1997.

The Company's net operating activities provided $11.4 million of cash during the first quarter of 1997. Net operating activities for the same period of 1996, which included proceeds from the settlement of pension plans, provided $35.5 million. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. As discussed in "Results of Operations," the effects of sales volume increases during the first quarter of 1997 were partially offset by selling price declines. The Company's 1997 operating results are expected to benefit from the continuing integration of acquisitions and other alliances. A comparable level of U.S. housing starts during the first quarter of 1997 compared with the same period of 1996 should continue to benefit the residential insulation business. Capacity-related competitive pricing pressures are expected to continue for the residential insulation, mats and fibers and filtration businesses for the remainder of the year.

The Company's investing activities for the quarter ended March 31, 1997 consisted of $113 million for acquisitions, including the deposit of funds into escrow for the anticipated second quarter closing of the acquisition of the Mitex group of companies. The Company's capital expenditures totaled $19 million for the first quarter of 1997. The Company estimates 1997 capital expenditures of approximately $120 million, of which approximately $50 million relate to capacity expansion projects principally to increase residential insulation production. As of March 31, 1997, outstanding purchase commitments for capital projects totaled $29 million. Investing activities for 1996 included the combined purchase prices for acquisitions of $49.8 million and capital expenditures totaling $25.2 million. Investing activities for 1996 also reflected $1.08 billion of proceeds from the disposition of Riverwood. The Company has agreed to indemnify the purchaser of Riverwood and certain affiliated parties against losses resulting from breaches of certain representations or warranties, generally limited to 80 percent of the amount of such losses exceeding $20 million, up to an aggregate liability of $100 million. In addition, the Company may be responsible for certain Riverwood U.S. federal, state and local income tax liabilities to the extent, if any, they are attributable to audit adjustments for tax periods ending prior to the disposition of Riverwood.

In addition to borrowings to partially finance 1997 acquisitions, the Company's financing activities for the first quarter of 1997 included repayments of debt totaling $30 million assumed in connection with 1996 acquisitions. Also during 1997, the Company paid a regular quarterly cash dividend on its common stock of $4.8 million, declared in December, 1996. Financing activities for 1996 included payment of preference stock dividends of $6.2 million.

The Company believes that its current cash position, funds available under a receivables facility and foreign working capital facilities, and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, the Company may need to access capital markets to pay the principal of the $400 million Senior Notes due in 2004, or in connection with possible significant future acquisitions.

FORWARD LOOKING STATEMENTS
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning (i) expected benefits from the continuing integration of acquisitions, other alliances and capacity expansions (ii) effect on the residential insulation business resulting from first quarter 1997 U.S. housing starts, (iii) possible price decreases due to increased capacity in the residential insulation, mats and fibers and filtration industries, (iv) the Company's expectations concerning levels of capital spending and funding of current operations, debt service and future acquisitions, constitute such forward-looking statements. See "Liquidity and Capital Resources."

Forward-looking statements of the Company are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. Important factors relating to such risks and uncertainties are set forth below.

Factors that could affect the forward-looking statements generally are related to demand for the Company's products, overall capacity levels in the industry and the overall competitive environment in which the Company operates. These factors are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Factors that could affect the Company's expected levels of capital spending and funding of current operations, debt service and dividends, include, without limitation, the contingencies and commitments discussed in the Company's financial statements included in this report for the quarter ended March 31, 1997. The Company's ability to realize expected benefits from acquisitions depends on a number of factors including, without limitation, successful integration of newly acquired operations, technology, products, employees and the overall economic factors referred to above. In addition, the Company's ability to make future acquisitions depends upon the ability of the Company to identify and reach agreement with viable acquisition candidates and the availability of sources of financing for such acquisitions on terms which are acceptable to the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit 3, Certificate of Amendment to Restated Certificate of Incorporation

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



                                             JOHNS MANVILLE CORPORATION
                                                      (Registrant)



Date:  May 8, 1997                           By:       R. B. Von Wald
                                                --------------------------------
                                                   R. B. Von Wald
                                                   Executive Vice President,
                                                   General Counsel and Secretary




Date:  May 8, 1997                           By:       K. L. Jensen
                                                --------------------------------
                                                   K. L. Jensen
                                                   Senior Vice President and
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
------     -----------
 3         Certificate of Amendment to Restated Certificate of Incorporation

27.1       Financial Statement Schedules.

27.2       Financial Statement Schedules.