Form 10-Q
period 1997-06-30
JOHNS MANVILLE CORP /NEW/
filed 1997-08-14
CIK 355473

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission file number 1-8247

                           JOHNS MANVILLE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                       84-0856796
-------------------------------------             -----------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                                717 17th Street
                             Denver, Colorado 80202
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

Yes  [X]      No  [ ]

         At August 11, 1997, there were 161,546,135 shares of the registrant's common stock outstanding.

                         *PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.






































     * "JM" or the "Company" when used in this report refers to Johns Manville Corporation, incorporated in the State of Delaware in 1991, and includes, where applicable, its consolidated subsidiaries.

                           JOHNS MANVILLE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                       June 30,              December 31,
ASSETS                                                                                     1997                      1996
-------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and equivalents                                                               $  115,210                $  206,605
  Marketable securities, at cost, which
     approximates market                                                                 26,430                    42,690
  Receivables                                                                           280,496                   229,665
  Inventories                                                                           115,108                   101,041
  Prepaid expenses                                                                        5,753                     7,921
  Deferred tax assets                                                                    24,895                    30,001
                                                                                     ------------------------------------
       Total Current Assets                                                             567,892                   617,923

Property, Plant and Equipment,
  net of accumulated depreciation
  of $616,308 and $630,338, respectively                                                798,410                   770,420
Deferred Tax Assets                                                                     212,161                   212,161
Goodwill                                                                                185,147                   127,994
Other Assets                                                                            235,271                   218,228
                                                                                     ------------------------------------
                                                                                     $1,998,881                $1,946,726
=========================================================================================================================

LIABILITIES
-------------------------------------------------------------------------------------------------------------------------

Current Liabilities
  Accounts and notes payable                                                         $  111,865                $  152,599
  Compensation and employee benefits                                                    103,144                   105,629
  Income taxes                                                                           35,245                    35,837
  Other accrued liabilities                                                              71,914                    68,888
                                                                                     ------------------------------------
    Total Current Liabilities                                                           322,168                   362,953

Long-Term Debt, less current portion                                                    475,548                   428,160
Postretirement Benefits Other Than Pensions                                             204,373                   200,822
Deferred Income Taxes and Other Noncurrent
  Liabilities                                                                           369,224                   374,329
                                                                                     ------------------------------------
                                                                                      1,371,313                 1,366,264
                                                                                     ------------------------------------

Contingencies (Note 3)

STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Common Stock                                                                              1,627                     1,627
Capital in Excess of Par Value                                                          539,856                   539,423
Treasury Stock, at cost                                                                 (16,332)                  (16,241)
Unearned Stock Compensation                                                              (7,881)                   (9,124)
Retained Earnings                                                                        93,083                    38,106
Cumulative Currency Translation Adjustment                                               17,215                    26,671
                                                                                     ------------------------------------
                                                                                        627,568                   580,462
                                                                                     ------------------------------------
                                                                                     $1,998,881                $1,946,726
=========================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                                                     Three Months                         Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                       -------------------------------------------------------------
                                                           1997              1996             1997              1996
--------------------------------------------------------------------------------------------------------------------
Net Sales                                              $428,036          $381,403         $807,046         $ 707,512
Cost of Sales                                           310,097           272,901          588,451           505,451
Selling, General and Administrative                      44,042            42,197           84,503            79,027
Research, Development
  and Engineering                                         7,611             8,530           14,888            15,583
Other Income (Expense), net                              (3,254)           (1,476)          (6,474)            4,139
                                                       -------------------------------------------------------------
Income from Operations                                   63,032            56,299          112,730           111,590
Interest Income                                           1,798             6,417            4,753            12,891
Interest Expense                                         12,292            12,364           25,099            24,952
Profit Sharing Expense                                                         86                              6,648
                                                       -------------------------------------------------------------
Income from Continuing Operations
  before Income Taxes                                    52,538            50,266           92,384            92,881
Income Tax Expense (Benefit)                             15,363            22,116           27,717           (63,647)
                                                       -------------------------------------------------------------
Income from Continuing Operations                        37,175            28,150           64,667           156,528
Gain on Disposal of Discontinued
  Operations, net of tax                                                                                     177,159
                                                       -------------------------------------------------------------
Income before Extraordinary Items                        37,175            28,150           64,667           333,687
Extraordinary Items                                                        (1,989)                          (316,285)
                                                       -------------------------------------------------------------
Net Income                                               37,175            26,161           64,667            17,402
Preference Stock Redemption
  Premium/Dividends                                                       (54,110)                           (60,341)
                                                       -------------------------------------------------------------
Net Income (Loss) Applicable to
  Common Stock                                         $ 37,175          $(27,949)        $ 64,667         $ (42,939)
====================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE
--------------------------------------------------------------------------------------------------------------------
Primary and Fully Diluted:
Income (Loss) from Continuing
  Operations                                               $.23             $(.17)            $.40            $  .68
Gain on Disposal of Discontinued
  Operations, net of tax                                                                                        1.24
                                                           ---------------------------------------------------------
Income (Loss) before Extraordinary
  Items                                                     .23              (.17)             .40              1.92
Extraordinary Items                                                          (.01)                             (2.22)
                                                           ---------------------------------------------------------
Net Income (Loss) Applicable to
  Common Stock                                             $.23             $(.18)            $.40            $ (.30)
====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of dollars)
                                 (Unaudited)

                                                                                                          Six Months
                                                                                                      Ended June 30,
                                                                                 -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 1997                      1996
--------------------------------------------------------------------------------------------------------------------
Net income                                                                       $  64,667               $    17,402
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                     38,676                    33,901
  Deferred taxes                                                                     4,475                  (103,343)
  Gain on disposal of discontinued operations                                                               (177,159)
  Extraordinary loss on trust settlements                                                                    314,296
  Other, net                                                                        17,440                    41,114
Profit sharing paid                                                                                          (34,309)
Change in net current assets and liabilities                                       (76,081)                  (74,867)
Change in other noncurrent liabilities                                             (24,185)                  (15,988)
                                                                                 -----------------------------------
Net cash provided by operating activities                                           24,992                     1,047
                                                                                 -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------
Purchases of property, plant and equipment                                         (47,099)                  (57,650)
Acquisitions                                                                       (92,995)                  (57,007)
Proceeds from sales of assets                                                        9,293                     2,708
Proceeds from disposition of Riverwood                                                                     1,081,341
Purchases of held-to-maturity securities                                              (644)                  (32,435)
Purchases of available-for-sale securities                                            (727)                  (31,487)
Proceeds from maturities of held-to-maturity
  securities                                                                         1,516                    82,946
Proceeds from sales or maturities of
  available-for-sale securities                                                     15,606                    50,034
(Increase) decrease in other assets                                                 (6,717)                    7,911
                                                                                 -----------------------------------
Net cash provided by (used in) investing activities                               (121,767)                1,046,361
                                                                                 -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------
Issuance of debt                                                                    56,000                       679
Payments on debt                                                                   (40,138)                  (24,697)
Dividends on common stock                                                           (9,690)                 (970,425)
Redemption of/dividends on preference stock                                                                 (241,056)
Stock warrants exercised                                                                                      64,794
Treasury and other stock transactions                                                  240                   (11,484)
                                                                                 -----------------------------------
Net cash provided by (used in) financing activities                                  6,412                (1,182,189)
                                                                                 -----------------------------------

Effect of Exchange Rate Changes on Cash                                             (1,032)                     (938)
                                                                                 -----------------------------------
Net Decrease in Cash and Equivalents                                               (91,395)                 (135,719)
Cash and Equivalents at Beginning of Period                                        206,605                   310,809
                                                                                 -----------------------------------
Cash and Equivalents at End of Period                                            $ 115,210               $   175,090
====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


On May 2, 1997, Johns Manville Corporation (the "Company") changed its name from Schuller Corporation. The condensed consolidated financial statements as of June 30, 1997 and December 31, 1996 and for the three and six month periods ended June 30, 1997 and 1996 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. The Company has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding the Company's accounting policies, operations and financial position is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:


                                                (Thousands of dollars)
                                         June 30,               December 31,
                                            1997                       1996
                                        -----------------------------------
Finished goods                          $ 75,279                   $ 60,456
Raw materials and supplies                30,952                     32,113
Work-in-process                            8,877                      8,472
                                        -----------------------------------
                                        $115,108                   $101,041
                                        ===================================

Note 2 - Income Taxes

The 1997 estimated effective tax rate of 30 percent reflects the Company's ability to utilize foreign tax credits and prior years' general business credits due to the Company's expected taxable income in 1997. For the six months ended June 30, 1996, the net income tax benefit of $63.6 million included a $104.5 million tax benefit on the portion of a special cash dividend that was paid to the Manville Personal Injury Settlement Trust (the "Trust"). Exclusive of the tax benefit on the special cash dividend, the Company's tax rate was 44 percent for the first six months of 1996.

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

During the second quarter of 1997, certain of the Company's obligations to indemnify the purchaser of Riverwood expired. The Company's remaining obligations to indemnify the purchaser of Riverwood relate to certain Riverwood U.S. federal, state and local tax liabilities to the extent, if any, they are attributable to adjustments for tax periods ending prior to the disposition of Riverwood and for certain potential environmental matters at two sites that Riverwood or its predecessor previously operated in Louisiana. The Company is currently preparing final tax returns with respect to the tax periods ending prior to the disposition of Riverwood. Upon completion of these returns and resolution of any related issues, the Company may make certain adjustments in the amount recognized from the disposition of Riverwood, which may result in an additional gain from such disposition.

Note 4 - Extraordinary Losses

During the second quarter of 1996, the Company redeemed its 9 Percent Sinking Fund Debentures, due through 2003. The prepayment of the debentures at 100 percent of the principal amount of $27.7 million resulted in an extraordinary loss on early extinguishment of debt of $2 million, net of taxes of $1.1 million.

During the first quarter of 1996, the Company recorded an extraordinary loss of $314.3 million, net of taxes of $169.2 million, as the Company exchanged approximately 32.5 million shares of its common stock for the settlement of the Trust's profit sharing right to 20 percent of the Company's adjusted net earnings.

Note 5 - Redemption of Cumulative Preference Stock, Series B

During the second quarter of 1996, the Company redeemed its Cumulative Preference Stock, Series B, with cash of $230.8 million. The premium, or excess of the redemption price over the carrying value, of $52.1 million was charged directly to Capital in Excess of Par Value and was deducted from net income to compute earnings and earnings per share applicable to common stockholders.

Note 6 - Earnings (Loss) Per Common Share and Dividends

Primary and fully diluted earnings per common share amounts were determined using the following common equivalent shares:

                           Second Quarter               First Six Months
                      1997           1996            1997           1996
               --------------------------     --------------------------
Primary        162,959,000    159,554,000     163,018,000    142,177,000
Fully Diluted  163,207,000    159,554,000     163,179,000    142,251,000

Earnings (loss) per share amounts during 1996 were calculated after the deduction for preference stock dividends and the premium on the redemption of preference stock. The Company paid quarterly dividends of $.03 per common share totaling $4.8 million, and $.06 per common share totaling $9.7 million, for the second quarter and first six months of 1997, respectively. During the second quarter of 1996, the Company paid a special cash dividend of $6.00 per common share totaling $970.4 million.

Note 7 - Acquisitions

During the first quarter of 1997, the Company acquired the assets of Ergon Nonwovens, Inc., a manufacturer of synthetic meltblown nonwoven products. During the second quarter of 1997, the Company acquired the Mitex group of companies. Mitex manufactures fiber glass wall covering fabrics used primarily in commercial and industrial buildings, and has manufacturing facilities in
Sweden and the United Kingdom.   The combined purchase price for these
acquisitions was $93 million, net of cash acquired, financed from existing cash balances and borrowings of $45 million, net, from international credit facilities. These acquisitions, associated with businesses of the Engineered Products Segment, are accounted for under the purchase method. The excess of the combined purchase prices over the estimated fair value of net assets acquired, or goodwill, amounted to approximately $60 million and is being amortized over 20 years using the straight line method. This allocation was based on estimates and may be revised in the future.

Note 8 - New Accounting Pronouncements

During 1997, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards: "Earnings Per Share" ("SFAS No. 128"); "Reporting Comprehensive Income" ("SFAS No. 130"); and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131").
SFAS No. 128 revises the computation and disclosure of earnings per share, principally the replacement of primary earnings per share with basic earnings per share which does not consider common stock equivalents. SFAS No. 128 also modifies certain dilutive computations and replaces fully diluted earnings per share with diluted earnings per share. Disclosure requirements include dual presentation of basic and diluted earnings per share, along with a reconciliation of the elements used in computing basic and diluted earnings per
share.   The Company does not expect the adoption of SFAS No. 128 (effective for periods ending after December 15, 1997) to have a material impact on the Company's reported results. SFAS No. 130 (effective for periods beginning after December 15, 1997) establishes standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes changes in separately reported components of equity along with net income. SFAS No. 131 (effective for periods beginning after December 15, 1997) establishes standards for reporting information about operating segments, along with related disclosures about products, services, geographic areas and major customers, based on the Company's disaggregation of an entity for internal operating decisions.

Note 9 - Business Segment Information

Beginning in 1997, the Company reorganized its business segments and will report separately its operating results in the following three principal business segments: Insulation, consisting of the residential, commercial and industrial and original equipment manufacturer ("OEM") insulation businesses; Roofing Systems, consisting of the commercial and industrial roofing business; and Engineered Products, consisting of the mats and fibers and filtration businesses. The 1996 results were reclassified to conform with the current presentation format.

                                                                                           (Thousands of dollars)

                                                                                                    Three Months
                                                                                                   Ended June 30,
----------------------------------------------------------------------------------------------------------------
NET SALES                                                                               1997                1996
----------------------------------------------------------------------------------------------------------------
Insulation                                                                          $177,245            $167,340
Roofing Systems                                                                      136,553             100,185
Engineered Products                                                                  122,230             122,011
Corporate and Eliminations                                                            (7,992)             (8,133)
----------------------------------------------------------------------------------------------------------------
Net Sales                                                                           $428,036            $381,403
================================================================================================================

INCOME FROM OPERATIONS
----------------------------------------------------------------------------------------------------------------
Insulation                                                                          $ 28,169            $ 27,703
Roofing Systems                                                                       18,646              11,984
Engineered Products                                                                   26,197              26,885
Corporate and Eliminations                                                            (9,980)            (10,273)
----------------------------------------------------------------------------------------------------------------
Income from Operations                                                              $ 63,032            $ 56,299
================================================================================================================

                                                                                                      Six Months
                                                                                                   Ended June 30,
----------------------------------------------------------------------------------------------------------------
NET SALES                                                                               1997                1996
----------------------------------------------------------------------------------------------------------------
Insulation                                                                          $351,403            $322,861
Roofing Systems                                                                      235,605             162,792
Engineered Products                                                                  238,341             237,878
Corporate and Eliminations                                                           (18,303)            (16,019)
----------------------------------------------------------------------------------------------------------------
Net Sales                                                                           $807,046            $707,512
================================================================================================================

INCOME FROM OPERATIONS
----------------------------------------------------------------------------------------------------------------
Insulation                                                                          $ 54,066            $ 52,504
Roofing Systems                                                                       26,122              14,776
Engineered Products                                                                   51,093              55,722
Corporate and Eliminations                                                           (18,551)            (11,412)
----------------------------------------------------------------------------------------------------------------
Income from Operations                                                              $112,730            $111,590
================================================================================================================

Net sales included in Corporate and Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Roofing Systems segment (at prices approximating market).

ITEM 2.

                           JOHNS MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net sales for the second quarter of 1997 increased $46.6 million, or 12.2 percent, to $428 million from $381.4 million for the same period of 1996. Gross profit increased $9.4 million, or 8.7 percent, to $117.9 million from $108.5 million. Lower gross profit margins for the second quarter of 1997 compared with the second quarter of 1996 were due principally to lower selling prices in several businesses. Selling, general, administrative and research, development and engineering expenses increased slightly and were lower as a percentage of sales at 12.1 percent for 1997 compared with 13.3 percent for 1996, due primarily to acquisitions. Income from operations for the second quarter of 1997 was $63 million, up 12 percent, compared with $56.3 million for the second quarter of 1996.

The Company's net sales for the first six months of 1997 increased $99.5 million, or 14.1 percent, to $807 million from $707.5 million for the same period of 1996. Gross profit increased $16.5 million, or 8.2 percent, to $218.6 million from $202.1 million. Selling, general, administrative and research, development and engineering expenses increased $4.8 million, or 5.1 percent, to $99.4 million, reflecting expenses of acquired companies. Income from operations for the first six months of 1997 increased to $112.7 million from $111.6 million for 1996. Exclusive of other income of $7.2 million from the settlement of certain pension plans in 1996, income from operations for the first six months of 1997 was up $8.3 million, or eight percent.

Insulation Segment
The Insulation segment's net sales increased $9.9 million, or 5.9 percent, and $28.5 million, or 8.8 percent, for the second quarter and first six months of 1997 compared with the same periods of 1996. Income from operations for this segment increased slightly for both the second quarter and first six months of 1997. During 1997, the residential, and commercial and industrial businesses experienced volume gains, benefiting from strong U.S. construction markets. Competitive pricing pressures related principally to excess industry capacity, while being offset by improved productivity for commercial and industrial insulation, led to lower margins and decreases in operating income for residential insulation business compared with corresponding 1996 periods. OEM insulation had significantly higher operating income on slightly lower sales for both 1997 periods, reflecting improved product mix and productivity, combined with lower overhead costs.

Roofing Systems Segment
Net sales for the Roofing Systems segment increased $36.4 million, or 36.3 percent, and $72.8 million, or 44.7 percent, for the second quarter and first six months of 1997 compared with the same periods of 1996. Operating income increased $6.7 million and $11.3 million for the same periods. These increases are driven primarily by the incremental 1997 operating results of acquisitions completed throughout 1996. Manufacturing efficiencies and absorption of expenses over higher sales levels raised operating income and also led to improved margins during 1997.

Engineered Products Segment
The Engineered Products segment's net sales were essentially flat at $122.2 million, and $238.3 million, for the three and six month periods ended June 30, 1997, respectively. Income from operations decreased slightly to $26.2 million for the second quarter, and $4.6 million, or 8.3 percent, to $51.1 million for the first half of 1997. Net sales for the U.S. mats and fibers business increased slightly for the first half of 1997 and decreased for the second quarter, while operating profit decreased for both periods as volume gains and reduced costs were more than offset by declining selling prices due to competitive pressures. Slight improvements for the Company's German operations on higher sales volumes and improved productivity were partially offset by the impacts of the strength of the U.S. dollar against the German mark on reported results. Net sales for filtration increased for both 1997 periods on higher volumes due to recent acquisitions in the synthetic filtration media markets. These improvements were partially offset by competitive pressures, including lower pricing which led to flat second quarter operating income and significantly decreased operating income and margins for the first half of 1997.

Compared with the corresponding quarter and six month periods of 1996, the Company's interest income decreased $4.6 million and $8.1 million, respectively, primarily due to lower average cash and marketable securities balances.

The 1997 estimated effective tax rate of 30 percent reflects the Company's ability to utilize foreign tax credits and prior years' general business credits. For the six months ended June 30, 1996, the Company reported a net income tax benefit of $63.6 million, which included a $104.5 million tax benefit on the portion of the special cash dividend that was paid to the Trust. Exclusive of the tax benefit on the special cash dividend, the Company's tax rate for the first six months of 1996 was 44 percent.

During the first quarter of 1996, the Company recorded a net gain of $177.2 million ($1.24 per common share) on the disposition of its 81.3 percent interest in Riverwood International Corporation. In the fourth quarter of 1996, an additional gain of $39.1 million was recognized for certain income tax adjustments related to the disposition resulting in a total gain of $216.2 million for the full year.

During the second quarter of 1997, certain of the Company's obligations to indemnify the purchaser of Riverwood expired. The Company's remaining obligations to indemnify the purchaser of Riverwood relate to certain Riverwood U.S. federal, state and local tax liabilities to the extent, if any, they are attributable to adjustments for tax periods ending prior to the disposition of Riverwood and for certain potential environmental matters at two sites that Riverwood or its predecessor previously operated in Louisiana. The Company is currently preparing final tax returns with respect to the tax periods ending prior to the disposition of Riverwood. Upon completion of these returns and resolution of any related issues, the Company may make certain adjustments in the amount recognized from the disposition of Riverwood, which may result in an additional gain from such disposition.

During the second quarter of 1996, the Company redeemed its 9 Percent Sinking Fund Debentures with cash of $27.7 million resulting in a net extraordinary loss on early extinguishment of debt of $2 million ($.01 per share). During the first quarter of 1996, the Company recorded an extraordinary net loss of $314.3 million ($2.21 per common share) on the settlement of the Trust's profit sharing right to 20 percent of the Company's adjusted net earnings.

Also during the second quarter of 1996, the Company redeemed its cumulative preference stock, with cash of $230.8 million. The premium, or excess of the redemption price over the carrying value of the preference stock, of $52.1 million was charged directly to Capital in Excess of Par Value and was deducted from net income to compute earnings and earnings per share applicable to common stockholders during 1996.

Due to the factors discussed above, net income applicable to common stock for the second quarter of 1997 was $37.2 million, or $.23 per share based on approximately 163 million weighted average shares, compared with a net loss for the second quarter of 1996 of $27.9 million, or $.18 per share based on approximately 160 million weighted average shares. Year-to-date net income applicable to common stock for 1997 was $64.7 million, or $.40 per share based on approximately 163 million weighted average shares, compared with a net loss for the same period of 1996 of $42.9 million, or $.30 per share based on approximately 142 million weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES
The Company's agreements with its lenders contain a number of financial and general covenants. These include, among other things, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions by Johns Manville International Group, Inc., the Company's wholly-owned subsidiary that owns substantially all of the consolidated operating companies, and restrictions on intercompany transactions, including transfers of cash. As of June 30, 1997, the maximum amount available for dividends to be paid to the Company by Johns Manville International Group, Inc. under debt covenants of the Company's Senior Notes was approximately $250 million. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At June 30, 1997, the Company was in compliance with these covenants.

At June 30, 1997, the Company had net working capital of $245.7 million, including cash and marketable securities totaling $141.6 million. Total cash and marketable securities located outside the U.S. and Canada were approximately $38.5 million. At December 31, 1996, the Company's cash and marketable securities totaled $249.3 million. The decrease is due primarily to acquisitions and seasonal working capital requirements. At June 30, 1997, the Company had $100 million available under a receivables sale facility for its domestic short-term working capital requirements. In addition, the Company's international subsidiaries had borrowing and working capital facilities totaling $85 million, of which approximately $31 million was available at June 30, 1997.

Under these facilities, $45 million, net, was borrowed to partially finance acquisitions.

The Company's net operating activities provided $25 million of cash during the first six months of 1997. Net operating activities provided $1 million for the same period of 1996 as continuing operations and proceeds from the settlement of pension plans were offset by cash disbursements relating to final profit sharing obligations and expenses associated with the Riverwood divestment. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. As discussed in "Results of Operations," the effects of sales volume increases during the first half of 1997 were partially offset by selling price declines. Operating activities also included cash usages for net working capital builds in anticipation of the construction season which typically peaks during the third quarter. For the remainder of 1997, the Company's operating results are expected to benefit from the integration of acquisitions. While U.S. housing starts during 1997 are expected to be comparable to 1996, capacity-related selling price and other competitive pressures are expected to continue for the residential insulation business, as well as commercial and industrial insulation, mats and fibers and filtration businesses for the remainder of the year.

The Company's investing activities for the first half of 1997 consisted of $93 million for acquisitions, net of cash acquired. The Company's capital expenditures totaled $47.1 million for the first six months of 1997. The Company estimates 1997 capital expenditures of approximately $100 million, of which approximately $40 million relate to capacity expansion projects principally to increase mats and fibers production. As of June 30, 1997, outstanding purchase commitments for capital projects totaled $19 million. Investing activities for 1997 also included proceeds from the Company's June 30, 1997 disposition of its automotive molded parts business, the assets of which were written down to estimated fair values in 1996. Investing activities for 1996 included the combined purchase prices for acquisitions of $57 million and capital expenditures totaling $57.7 million. Investing activities for 1996 also reflected $1.08 billion of proceeds from the disposition of Riverwood.

In addition to borrowings to partially finance 1997 acquisitions, the Company's financing activities for 1997 included repayments of debt totaling $30 million assumed in connection with 1996 acquisitions. Also during 1997, the Company paid two quarterly cash dividends, totaling $9.7 million, on its common stock. Financing activities for 1996 included payment of a special common stock dividend of $970.4 million; redemption of the Company's preference stock and related final dividend payments of $230.8 million and $10.3 million, respectively; proceeds totaling $64.8 million from exercises of warrants to purchase common stock; and the redemption of $27.7 million of 9 Percent Sinking Fund Debentures.

The Company believes that its current cash position, funds available under a receivables facility and foreign working capital facilities, and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs.

However, the Company may need to access capital markets to pay the principal of the $400 million Senior Notes, or in connection with possible significant future acquisitions.

FORWARD-LOOKING STATEMENTS
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning (i) expected benefits from the continuing integration of acquisitions and capacity expansions, (ii) effect on the residential insulation business resulting from 1997 U.S. housing starts,
(iii) possible selling price decreases due to excess capacity and other competitive pressures in the residential and commercial and industrial insulation, mats and fibers and filtration industries and (iv) the Company's expectations concerning levels of capital spending and funding of current operations, debt service and future acquisitions, constitute such forward-looking statements. See "Liquidity and Capital Resources."

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

Factors that could affect the Company's expected levels of capital spending and funding of current operations, debt service and dividends, include, without limitation, the contingencies and commitments discussed in the Company's financial statements included in this report for the quarter and six months ended June 30, 1997. The Company's ability to realize expected benefits from acquisitions depends on a number of factors including, without limitation, successful integration of newly acquired operations, technology, products, employees and the overall economic factors referred to above. In addition, the Company's ability to make future acquisitions depends upon the ability of the Company to identify and reach agreement with viable acquisition candidates and the availability of sources of financing for such acquisitions on terms which are acceptable to the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 2, 1997, the Company's Annual Meeting of Stockholders was held in Defiance, Ohio and the following items were voted upon and approved by the stockholders.

1.   The following Directors were elected by the stockholders:

              NAME                                      FOR                          VOTE WITHHELD
              ----                                      ---                          -------------
              Leo Benatar                          151,458,963                           69,382
              Robert A. Falise                     151,457,212                           71,133
              Todd Goodwin                         151,459,026                           69,319
              Michael N. Hammes                    150,781,444                          746,901
              Kathryn Rudie Harrigan               151,457,717                           70,628
              Charles L. Henry                     151,460,980                           67,365
              Louis Klein, Jr.                     151,458,769                           69,576
              Frank J. Macchiarola                 151,460,000                           68,345
              Christian E. Markey, Jr.             151,458,718                           69,627
              William E. Mayer                     151,460,736                           67,609

2. Approval to amend the Company's Restated Certificate of Incorporation to change the name of the Company to Johns Manville Corporation.

              For:                  151,032,586             Against:                      102,034
              Abstain:                   15,436             Broker Non-Vote:                  -0-

3. Approval to amended the Company's Restated Certificate of Incorporation to increase the authorized shares of Common Stock of the Company by 125,000,000 shares.

              For:                  150,205,702             Against:                      872,286
              Abstain:                   72,068             Broker Non-Vote:                  -0-

4. Approval of the appointment of Coopers & Lybrand L.L.P. as Independent Accountants of the Company for the fiscal year ending December 31, 1997.

              For:                  151,099,980             Against:                       26,830
              Abstain:                   23,246             Broker Non-Vote:                  -0-


ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit 10.1, Employment Agreement of Thomas L. Caltrider, Senior Vice President, Roofing Systems Group

                  Exhibit 10.2, Amended and Restated Manville Personal Injury Settlement Trust Agreement dated as of April 29, 1997

                  Exhibit 10.3, Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 6, 1997 among Johns Manville Funding Corporation, Johns Manville International, Inc., the financial institutions listed therein as Buyers, and Morgan Guaranty Trust Company of New York, as Administrative Agent and Structuring and Collateral Agent

                  Exhibit 27.1, Financial Statement Schedules.

                  Exhibit 27.2, Financial Statement Schedules.

         (b)      Form 8-K.

                  None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        JOHNS MANVILLE CORPORATION
                                        --------------------------
                                              (Registrant)



Date:  August 13, 1997                  By:   R. B. Von Wald
                                           ------------------------------------
                                              R. B. Von Wald
                                              Executive Vice President,
                                              General Counsel and Secretary




Date:  August 13, 1997                  By:   K. L. Jensen
                                           ------------------------------------
                                              K. L. Jensen
                                              Senior Vice President and
                                              Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

10.1 Employment Agreement of Thomas L. Caltrider, Senior Vice President, Roofing Systems Group

10.2 Amended and Restated Manville Personal Injury Settlement Trust Agreement dated as of April 29, 1997

10.3 Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 6, 1997 among Johns Manville Funding Corporation, Johns Manville International, Inc., the financial institutions listed therein as Buyers, and Morgan Guaranty Trust Company of New York, as Administrative Agent and Structuring and Collateral Agent

27.1           Financial Statement Schedules.

27.2           Financial Statement Schedules.