Form 10-Q
period 1997-09-30
JOHNS MANVILLE CORP /NEW/
filed 1997-11-12
CIK 355473

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

          Commission file number 1-8247


                         JOHNS MANVILLE CORPORATION
   ----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                  Delaware                                 84-0856796
       -------------------------------                 -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)



                               717 17th Street
                           Denver, Colorado 80202
   ----------------------------------------------------------------------
      (Address of principal executive offices)   (Zip Code)

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

Yes  [X]      No  [ ]

         At November 7, 1997, there were 161,563,156 shares of the registrant's common stock outstanding.

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
                             (Thousands of dollars)
                                  (Unaudited)



                                                                                      September 30,           December 31,
ASSETS                                                                                     1997                   1996
------                                                                                -------------           ------------
Current Assets
  Cash and equivalents                                                                $  122,777              $  206,605
  Marketable securities, at cost, which
     approximates market                                                                  21,796                  42,690
  Receivables                                                                            290,807                 229,665
  Inventories                                                                            117,449                 101,041
  Prepaid expenses                                                                        11,116                   7,921
  Deferred tax assets                                                                     24,842                  30,001
                                                                                      ----------              ----------
       Total Current Assets                                                              588,787                 617,923

Property, Plant and Equipment,
  net of accumulated depreciation
  of $631,685 and $630,338, respectively                                                 797,586                 770,420
Deferred Tax Assets                                                                      226,321                 212,161
Goodwill                                                                                 210,380                 127,994
Other Assets                                                                             213,905                 218,228
                                                                                      ----------              ----------
                                                                                      $2,036,979              $1,946,726
                                                                                      ==========              ==========
LIABILITIES
-----------
Current Liabilities
  Short-term debt                                                                     $    2,340              $   31,748
  Accounts payable                                                                       114,501                 120,851
  Compensation and employee benefits                                                      89,050                 105,629
  Income taxes                                                                            35,782                  35,837
  Other accrued liabilities                                                               88,010                  68,888
                                                                                      ----------              ----------
       Total Current Liabilities                                                         329,683                 362,953

Long-Term Debt, less current portion                                                     475,795                 428,160
Postretirement Benefits Other Than Pensions                                              202,532                 200,822
Deferred Income Taxes and Other Noncurrent
 Liabilities                                                                             352,154                 374,329
                                                                                      ----------              ----------
                                                                                       1,360,164               1,366,264
                                                                                      ----------              ----------

STOCKHOLDERS' EQUITY
--------------------
Common Stock                                                                               1,628                   1,627
Capital in Excess of Par Value                                                           539,654                 539,423
Treasury Stock, at cost                                                                  (16,349)                (16,241)
Unearned Stock Compensation                                                               (7,106)                 (9,124)
Retained Earnings                                                                        144,951                  38,106
Cumulative Currency Translation Adjustment                                                14,037                  26,671
                                                                                      ----------              ----------
                                                                                         676,815                 580,462
                                                                                      ----------              ----------
                                                                                      $2,036,979              $1,946,726
                                                                                      ==========              ==========

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                                               Three Months                      Nine Months
                                                            Ended September 30,               Ended September 30,
                                                       --------------------------       ----------------------------
                                                         1997              1996             1997              1996
                                                       --------------------------       ----------------------------
Net Sales                                              $438,122          $422,978       $1,245,168        $1,130,490
Cost of Sales                                           325,251           301,539          913,702           806,990
Selling, General and Administrative                      42,895            42,633          127,398           121,660
Research, Development
  and Engineering                                         7,804             8,550           22,692            24,133
Other Income (Expense), net                              (4,266)           (2,641)         (10,740)            1,498
                                                       --------          --------       ----------        ----------
Income from Operations                                   57,906            67,615          170,636           179,205
Interest Income                                           2,551             2,868            7,304            15,759
Interest Expense                                         11,991            12,384           37,090            37,336
Profit Sharing Expense                                                                                         6,648
                                                       --------          --------       ----------        ----------
Income from Continuing Operations
  before Income Taxes                                    48,466            58,099          140,850           150,980
Income Tax Expense (Benefit)                              9,608            24,181           37,325           (39,466)
                                                       --------          --------       ----------        ----------
Income from Continuing Operations                        38,858            33,918          103,525           190,446
Gain on Disposal of Discontinued
  Operations, net of tax                                 19,471                             19,471           177,159
                                                       --------          --------       ----------        ----------
Income before Extraordinary Items                        58,329            33,918          122,996           367,605
Extraordinary Items                                                                                         (316,285)
                                                       --------          --------       ----------        ----------
Net Income                                               58,329            33,918          122,996            51,320
Preference Stock Redemption
  Premium/Dividends                                                                                          (60,341)
                                                       --------          --------       ----------        ----------
Net Income (Loss) Applicable to
  Common Stock                                         $ 58,329          $ 33,918       $  122,996        $   (9,021)
                                                       ========          ========       ==========        ==========
EARNINGS (LOSS) PER COMMON SHARE
--------------------------------
Primary and Fully Diluted:
Income from Continuing Operations                      $    .24          $    .21       $      .63        $      .87
Gain on Disposal of Discontinued
  Operations, net of tax                                    .12                                .12              1.19
                                                       --------          --------       ----------        ----------
Income before Extraordinary Items                           .36               .21              .75              2.06
Extraordinary Items                                                                                            (2.12)
                                                       --------          --------       ----------        ----------
Net Income (Loss) Applicable to
  Common Stock                                         $    .36          $    .21       $      .75        $     (.06)
                                                       ========          ========       ==========        ==========

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                                         Nine Months
                                                                                                  Ended September 30,
                                                                                                  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 1997                      1996
-------------------------------------                                            ---------               -----------
Net income                                                                       $ 122,996               $    51,320
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                    60,208                    51,761
   Deferred taxes                                                                      192                   (99,698)
   Gain on disposal of discontinued operations                                     (19,471)                 (177,159)
   Extraordinary loss on trust settlements                                                                   314,296
   Other, net                                                                       27,736                    51,428
Profit sharing paid                                                                                          (34,309)
(Increase) decrease in current assets:
   Receivables                                                                     (46,064)                  (25,026)
   Inventories                                                                      (8,507)                  (17,047)
   Prepaid expenses                                                                 (3,711)                   (1,453)
Increase (decrease) in current liabilities:
   Accounts payable                                                                 (5,617)                  (12,177)
   Compensation and employee benefits                                               (6,725)                  (18,703)
   Income taxes                                                                     (3,155)                   38,822
   Other accrued liabilities                                                        24,650                   (30,140)
Change in other noncurrent liabilities                                             (48,260)                  (23,640)
                                                                                 ---------               -----------
Net cash provided by operating activities                                           94,272                    68,275
                                                                                 ---------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchases of property, plant and equipment                                         (67,906)                  (76,907)
Acquisitions                                                                      (136,521)                 (151,555)
Proceeds from sales of assets                                                        9,331                     2,896
Proceeds from disposition of Riverwood                                                                     1,081,341
Purchases of held-to-maturity securities                                              (490)                  (33,359)
Purchases of available-for-sale securities                                          (1,188)                  (30,956)
Proceeds from maturities of held-to-maturity
  securities                                                                         1,997                    83,946
Proceeds from sales and maturities of
  available-for-sale securities                                                     21,042                    55,035
(Increase) decrease in other assets                                                 (3,803)                    8,222
                                                                                 ---------               -----------
Net cash provided by (used in) investing activities                               (177,538)                  938,663
                                                                                 ---------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Issuance of debt                                                                    56,636                       724
Payments on debt                                                                   (40,476)                  (29,890)
Dividends on common stock                                                          (14,533)                 (968,141)
Redemption of/dividends on preference stock                                                                 (241,056)
Stock warrants exercised                                                                                      64,794
Treasury and other stock transactions                                                  225                   (11,479)
                                                                                 ---------               -----------
Net cash provided by (used in) financing activities                                  1,852                (1,185,048)
                                                                                 ---------               -----------
Effect of Exchange Rate Changes on Cash                                             (2,414)                   (1,336)
                                                                                 ---------               -----------
Net Decrease in Cash and Equivalents                                               (83,828)                 (179,446)
Cash and Equivalents at Beginning of Period                                        206,605                   310,809
                                                                                 ---------               -----------
Cash and Equivalents at End of Period                                            $ 122,777               $   131,363
                                                                                 =========               ===========

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The condensed consolidated financial statements of Johns Manville Corporation (the "Company") as of September 30, 1997 and December 31, 1996 and for the three and nine month periods ended September 30, 1997 and 1996 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. The Company has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding the Company's accounting policies, operations and financial position is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                                                        (Thousands of dollars)
                                                                September 30,               December 31,
                                                                        1997                       1996
                                                                ------------                -----------
Finished goods                                                      $ 75,365                   $ 60,456
Raw materials and supplies                                            31,293                     32,113
Work-in-process                                                       10,791                      8,472
                                                                ------------                -----------
                                                                    $117,449                   $101,041
                                                                ============                ===========

Note 2 - Income Taxes

The Company's 1997 estimated effective income tax rate is lower in the third quarter of 1997 than in previous quarters primarily due to the increased impact of utilizing prior years' general business credits and the increase in the Company's quarterly dividend rate. For the nine months ended September 30, 1996, the net income tax benefit of $39.5 million included a $104.5 million tax benefit on the portion of a special cash dividend that was paid to the Manville Personal Injury Settlement Trust (the "Trust"). Exclusive of the tax benefit on the special cash dividend, the Company's tax rate was 43 percent for the first nine months of 1996.

Note 3 - Discontinued Operations

During the third quarter of 1997, the Company adjusted the estimated gain recognized in 1996 on the disposition of Riverwood International Corporation ("Riverwood"). The adjustment, resulting in an additional net gain on disposal of discontinued operations of $19.5 million, of which $8.2 million related to income taxes, arose from the termination of certain indemnification obligations to the purchaser of Riverwood and from the determination of certain income tax consequences of the disposition, which were finalized with the completion of the Company's 1996 income tax returns.

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

Note 6 - Earnings (Loss) Per Common Share and Dividends

Primary and fully diluted earnings per common share amounts were determined using the following common equivalent shares:

                                                     Third Quarter                                First Nine Months
                                       1997                   1996                        1997                 1996
                               ----------------------------------                 ---------------------------------
Primary                         163,294,000            162,620,000                 163,111,000           149,069,000
Fully Diluted                   163,294,000            162,623,000                 163,266,000           149,097,000

Earnings (loss) per share amounts during 1996 were calculated after the deduction for preference stock dividends and the premium on the redemption of preference stock. The Company paid regular dividends of $.03 per common share totaling $4.8 million, and $.09 per common share totaling $14.5 million, for the third quarter and first nine months of 1997, respectively. In the third quarter of 1997, the quarterly dividend (payable October 10, 1997) increased from $.03 to $.04 per common share. During the second quarter of 1996, the Company paid a special cash dividend of $6.00 per common share totaling $968.1 million.

Note 7 - Acquisitions

During the third quarter of 1997, the Company completed the acquisition of the roofing business of HPG International, Inc., a manufacturer of thermoplastic membranes. During the second quarter of 1997, the Company acquired the Mitex group of companies. Mitex manufactures fiber glass wall covering fabrics used primarily in commercial and industrial buildings, and has manufacturing facilities in Sweden and the United Kingdom. During the first quarter of 1997, the Company acquired the assets of Ergon Nonwovens, Inc., a manufacturer of synthetic meltblown nonwoven products. The Mitex and Ergon acquisitions are associated with businesses of the Engineered Products segment.

The combined purchase price for these acquisitions, accounted for under the purchase method, was $136.5 million, net of cash acquired, financed from existing cash balances and borrowings of $45 million, net, from international credit facilities. The excess of the combined purchase prices over the estimated fair value of net assets acquired, or goodwill, amounted to approximately $88 million and is being amortized over 20 years using the straight-line method. These allocations were based on estimates and may be revised in the future.

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

                                                                                          (Thousands of dollars)
                                                                                                    Three Months
                                                                                              Ended September 30,
                                                                                          ----------------------
NET SALES                                                                                      1997         1996
---------                                                                                 ---------    ---------
Insulation                                                                                $ 176,538    $ 182,070
Roofing Systems                                                                             145,576      125,094
Engineered Products                                                                         124,786      124,730
Corporate and Eliminations                                                                   (8,778)      (8,916)
                                                                                          ---------    ---------
Net Sales                                                                                 $ 438,122    $ 422,978
                                                                                          =========    =========

INCOME FROM OPERATIONS
----------------------
Insulation                                                                                $  25,900    $  34,341
Roofing Systems                                                                              21,007       14,092
Engineered Products                                                                          21,303       29,516
Corporate and Eliminations                                                                  (10,304)     (10,334)
                                                                                          ---------    ---------
Income from Operations                                                                    $  57,906    $  67,615
                                                                                          =========    =========

                                                                                                     Nine Months
                                                                                              Ended September 30,
                                                                                          ----------------------
NET SALES                                                                                      1997         1996
---------                                                                                 ---------    ---------
Insulation                                                                                $ 527,941    $ 504,931
Roofing Systems                                                                             381,181      287,886
Engineered Products                                                                         363,127      362,608
Corporate and Eliminations                                                                  (27,081)     (24,935)
                                                                                          ---------    ---------
Net Sales                                                                                $1,245,168   $1,130,490
                                                                                         ==========   ==========

INCOME FROM OPERATIONS
----------------------
Insulation                                                                               $   79,966    $  86,845
Roofing Systems                                                                              47,129       28,868
Engineered Products                                                                          72,396       85,238
Corporate and Eliminations                                                                  (28,855)     (21,746)
                                                                                          ---------    ---------
Income from Operations                                                                    $ 170,636    $ 179,205
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

ITEM 2.

                           JOHNS MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net sales for the third quarter of 1997 increased $15.1 million, or 3.6 percent, to $438.1 million from $423 million for the same period of 1996. Gross profit of $112.9 million for the third quarter of 1997 decreased $8.6 million, or 7.1 percent, from $121.4 million compared with the third quarter of 1996. The gross profit percentage declined 2.9 percentage points to 25.8 percent for the third quarter of 1997 due to lower selling prices, principally in residential insulation. Selling, general, administrative and research, development and engineering expenses, combined, decreased slightly and were lower as a percentage of sales for 1997. Income from operations for the third quarter of 1997 was $57.9 million, down 14.4 percent, compared with $67.6 million for the third quarter of 1996.

The Company's net sales for the first nine months of 1997 increased $114.7 million, or 10.1 percent, to $1.25 billion from $1.13 billion for the same period of 1996. While gross profit of $331.5 million increased $8 million, or
2.5 percent, for the first nine months of 1997, lower selling prices reduced the 1997 gross profit percentage to 26.6 percent from 28.6 percent in 1996. Selling, general, administrative and research, development and engineering expenses, combined, increased $4.3 million, or 2.9 percent, to $150.1 million, reflecting expenses of acquired companies. These expenses, however, decreased as a percentage of sales in 1997 to 12.1 percent, compared with 12.9 percent in 1996. Income from operations for the first nine months of 1997 decreased to $170.6 million from $179.2 million in 1996 which included first quarter 1996 other income of $7.2 million from the settlement of certain pension plans.

Insulation Segment
The Insulation segment's net sales decreased $5.5 million, or 3 percent, and increased $23 million, or 4.6 percent, for the third quarter and first nine months of 1997, respectively, compared with the same periods of 1996. Income from operations for this segment decreased $8.4 million, or 24.6 percent, and $6.9 million, or 7.9 percent, for the third quarter and the first nine months of 1997, respectively. During 1997, capacity-related selling price and other competitive pressures reduced third quarter net sales and led to lower margins and decreases in operating income for the residential insulation business compared with both corresponding 1996 periods. These selling price decreases were partially offset by volume increases experienced by the residential, and commercial and industrial businesses. Despite lower 1997 net sales in automotive primarily due to the disposition of the molded parts business, operating income for OEM insulation increased for the three and nine months of 1997 compared with 1996, reflecting strength in aerospace and speciality insulations.

Roofing Systems Segment
Net sales for the Roofing Systems segment increased $20.5 million, or 16.4 percent, and $93.3 million, or 32.4 percent, for the third quarter and first nine months of 1997, respectively, compared with the same periods of 1996 primarily due to increased volumes from acquisitions, partially offset by unfavorable product mix. Operating income, which increased $6.9 million and $18.3 million for the 1997 periods, along with strong margins compared with 1996, reflected the integration of acquisitions, improved productivity and favorable raw material costs.

Engineered Products Segment
The Engineered Products segment's net sales were essentially flat at $124.8 million, and $363.1 million, for the three and nine month periods ended September 30, 1997, respectively. Income from operations of $21.3 million decreased $8.2 million, or 27.8 percent, for the third quarter, and $12.8 million, or 15.1 percent, to $72.4 million for the first nine months of 1997. Net sales and operating income for the U.S. mats and fibers business decreased for the three and nine months of 1997 as reduced costs were more than offset by declining volumes and selling prices due to competitive pressures. Moderate improvements for the Company's European operations, which includes the Mitex acquisition, on higher sales volumes were partially offset by the impacts of unfavorable currency comparisons on reported results. Net sales for filtration increased for both 1997 periods on higher volumes due to recent acquisitions in the synthetic filtration media markets. These improvements in filtration were offset by competitive pricing pressures and higher acquisition-related costs which led to decreased operating income and margins for both periods of 1997.

Compared with the corresponding quarter and nine month periods of 1996, the Company's interest income decreased $.3 million and $8.5 million, respectively, primarily due to lower average cash and marketable securities balances.

The Company's 1997 estimated effective income tax rate is lower in the third quarter of 1997 than in previous quarters primarily due to the increased impact of utilizing prior years' general business credits and the increase in the Company's quarterly dividend rate. For the nine months ended September 30, 1996, the Company reported a net income tax benefit of $39.5 million, which included a $104.5 million tax benefit on the portion of the special cash dividend that was paid to the Trust. Exclusive of the tax benefit on the special cash dividend, the Company's tax rate for the first nine months of 1996 was 43 percent.

During the third quarter of 1997, the Company adjusted the estimated gain recognized in 1996 on the disposition of Riverwood International Corporation ("Riverwood"). The adjustment, resulting in an additional net gain on disposal of discontinued operations of $19.5 million ($.12 per common share), of which $8.2 million related to income taxes, arose from the termination of certain indemnification obligations to the purchaser of Riverwood and from the determination of certain income tax consequences of the disposition, which were finalized with the completion of the Company's 1996 income tax returns.

During the first quarter of 1996, the Company disposed of its 81.3 percent interest in Riverwood and received gross cash proceeds of $1.08 billion and recorded a gain of $177.2 million ($1.19 per common share), net of taxes of

$177.8 million. In the fourth quarter of 1996, an additional gain of $39.1 million was recognized, adjusting the estimated taxes previously recorded from $177.8 million to $138.7 million, as the Company determined that it would be able to utilize foreign tax credits applicable to the gain and other tax adjustments of the transaction. Accordingly, the Company recognized a gain of $216.2 million, net of tax, for the full year of 1996.

During the second quarter of 1996, the Company redeemed its 9 Percent Sinking Fund Debentures with cash of $27.7 million resulting in a net extraordinary loss on early extinguishment of debt of $2 million ($.01 per common share). During the first quarter of 1996, the Company recorded an extraordinary net loss of $314.3 million ($2.11 per common share) on the settlement of the Trust's profit sharing right to 20 percent of the Company's adjusted net earnings.

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

Due to the factors discussed above, net income applicable to common stock for the third quarter of 1997 was $58.3 million, or $.36 per share based on 163.3 million weighted average shares, compared with net income for the third quarter of 1996 of $33.9 million, or $.21 per share based on 162.6 million weighted average shares. Year-to-date net income applicable to common stock for 1997 was $123 million, or $.75 per share based on 163.3 million weighted average shares, compared with a net loss for the same period of 1996 of $9 million, or $.06 per share based on 149.1 million weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The Company's agreements with its lenders contain a number of financial and general covenants. These include, among other things, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions by Johns Manville International Group, Inc., the Company's wholly owned subsidiary that owns substantially all of the consolidated operating companies, and restrictions on intercompany transactions, including transfers of cash. As of September 30, 1997, the maximum amount available for dividends to be paid to the Company by Johns Manville International Group, Inc. under debt covenants of the Senior Notes was approximately $260 million. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At September 30, 1997, the Company was in compliance with these covenants.

At September 30, 1997, the Company had net working capital of $259.1 million, including cash and marketable securities totaling $144.6 million. Total cash and marketable securities located outside the U.S. and Canada were approximately $47.1 million. At December 31, 1996, the Company's cash and marketable securities totaled $249.3 million. The decrease is due primarily to cash used to make acquisitions. At September 30, 1997, the Company had $100 million available under a receivables sale facility for its domestic short-term working capital requirements. In addition, the Company's international subsidiaries had borrowing and working capital facilities totaling $85 million, of which approximately $31 million was available at September 30, 1997. Under these facilities, $45 million, net, was borrowed to partially finance acquisitions.

The Company's net operating activities provided $94.3 million of cash during the first nine months of 1997. Net operating activities provided $68.3 million for the same period of 1996 as continuing operations and proceeds from the settlement of pension plans were offset by cash disbursements relating to final profit sharing obligations and expenses associated with the Riverwood divestment. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. As discussed in "Results of Operations," sales volume increases during the first nine months of 1997 were offset by selling price declines. Operating activities also included cash usages for net working capital builds for the construction season. For the remainder of 1997, the Company's operating results are expected to benefit from the integration of acquisitions, strong U.S. construction markets, and U.S. housing starts which are comparable to 1996 levels. However, the Company's operating results continue to be adversely affected by capacity-related selling price and other competitive pressures which are expected to continue, at least for the near term, for several of the Company's businesses, particularly residential insulation.

The Company's investing activities for the first nine months of 1997 consisted of $136.5 million for acquisitions, net of cash acquired. The Company's capital expenditures totaled $67.9 million for the first nine months of 1997. The Company estimates 1997 capital expenditures of approximately $90 million to $100 million, of which approximately $40 million relate to capacity expansion projects principally to increase mats and fibers production. As of September 30, 1997, outstanding purchase commitments for capital projects totaled $20.4 million. Investing activities for 1997 also included proceeds from the Company's June 30, 1997 disposition of its automotive molded parts business. Investing activities for 1996 included the combined purchase prices for acquisitions of $151.6 million and capital expenditures totaling $76.9 million. Investing activities for 1996 also reflected $1.08 billion of proceeds from the disposition of Riverwood.

In addition to borrowings to partially finance 1997 acquisitions, the Company's financing activities for 1997 included repayments of debt totaling $30 million
assumed in connection with 1996 acquisitions.   Also during 1997, the Company
paid three quarterly dividends, totaling $14.5 million, on its common stock. In the third quarter of 1997, the quarterly dividend (payable October 10, 1997) increased from $.03 to $.04 per common share. Financing activities for 1996 included payment of a special common stock dividend of $968.1 million; redemption of the Company's preference stock and related final dividend payment of $230.8 million and $10.3 million, respectively; proceeds totaling $64.8 million from exercises of warrants to purchase common stock; and the redemption of $27.7 million of 9 Percent Sinking Fund Debentures.

The Company believes that its current cash position, cash generated from operations, and funds available under a receivables facility and foreign working capital facilities will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, the Company may need to access capital markets to pay the principal of the $400 million Senior Notes, or in connection with possible significant future acquisitions.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning (i) expected benefits from the continuing integration of acquisitions and capacity expansions, (ii) the effect on operating results resulting from the strength of construction markets and 1997 U.S. housing starts, (iii) adverse effect on operating earnings of capacity-related and other competitive pressures in most of the Company's businesses, particularly residential insulation and (iv) the Company's expectations concerning levels of capital spending and funding of current operations, debt service and future acquisitions, constitute such forward-looking statements. See "Liquidity and Capital Resources."

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

Factors that could affect the Company's expected levels of capital spending and funding of current operations, debt service and dividends, include, without limitation, the general factors noted above, the level of cash flow generated by the Company and the ability of the Company to otherwise fund such commitments, which in turn could be affected by general U.S. and international economic conditions as well as financial market conditions. Other factors include the contingencies and commitments discussed in the notes to the Company's financial statements incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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



                                         JOHNS MANVILLE CORPORATION
                                         --------------------------
                                                (Registrant)



Date:  November 11, 1997                 By:    R. B. Von Wald
                                            ----------------------------------
                                                R. B. Von Wald
                                                Executive Vice President,
                                                General Counsel and Secretary




Date:  November 11, 1997                 By:    K. L. Jensen
                                            ----------------------------------
                                                K. L. Jensen
                                                Senior Vice President and
                                                Chief Financial Officer

                              INDEX TO EXHIBITS


             Exhibit No.                Description

                27.1            Financial Statement Schedules.

                27.2            Financial Statement Schedules.
