Form 10-K405
period 1997-12-31
JOHNS MANVILLE CORP /NEW/
filed 1998-03-19
CIK 355473

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NO. 1-8247

                          JOHNS MANVILLE CORPORATION
            (Exact name of registrant as specified in its charter)

              DELAWARE                                 84-0856796
   (State or other jurisdiction of        (IRS Employer Identification Number)
    incorporation or organization)




  717 17TH STREET, DENVER, COLORADO                        80202
   (Address of principal executive                       (Zip Code)
              offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 978-2000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                        NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS              ON WHICH REGISTERED
        -------------------             ---------------------
     Common Stock ($.01 par value)  New York Stock Exchange, Inc.

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [X]    No [_]

Based solely on the New York Stock Exchange, Inc. closing price as of March 2, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $406,794,559.

As of March 2, 1998, there were 161,681,345 shares of the registrant's sole class of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents or portions thereof filed with the Securities and Exchange Commission are incorporated herein by reference:

  The Selected Five-Year Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Selected Quarterly Financial Data contained in the Company's 1997 Annual Report to security holders are incorporated by reference into Parts I, II and IV of this report.

The Annual Report to security holders, except for portions thereof that have been specifically incorporated by reference, shall not be deemed filed as part of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----
 ITEM 1.  BUSINESS......................................................     1
          Introduction and Description of the Business..................     1
          Insulation....................................................     1
          Roofing Systems...............................................     3
          Engineered Products...........................................     3
          Materials.....................................................     5
          Research and Development......................................     5
          Patents.......................................................     5
          Labor Relations...............................................     5
          Seasonality...................................................     5
          Environmental Regulations.....................................     5
          Occupational Health and Safety Aspects of the Company's
           Products.....................................................     6
 ITEM 2.  PROPERTIES....................................................     9
          Headquarters..................................................     9
          Manufacturing and Development Facilities......................     9
 ITEM 3.  LEGAL PROCEEDINGS.............................................    10
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    10
          Executive Officers of the Company.............................    10

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................    11
 ITEM 6.  SELECTED FINANCIAL DATA.......................................    11
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    11
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    12
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    12

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    12
 ITEM 11. EXECUTIVE COMPENSATION........................................    12
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................    12
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    12

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.....................................................    12

  The "Company" or "Johns Manville" when used in this Form 10-K refers to Johns Manville Corporation, incorporated in the State of Delaware in 1981, including, where applicable, its consolidated subsidiaries.

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION AND DESCRIPTION OF THE BUSINESS

  Johns Manville is a leading manufacturer of insulation and building products, with 1997 net sales of approximately $1.65 billion. Johns Manville manufactures and markets products for building and equipment insulation, commercial and industrial roofing systems, high-efficiency filtration media, and fibers and nonwoven mats used as reinforcements in building and industrial applications. Johns Manville operates manufacturing facilities in North America, Europe and China and is comprised of three principal business segments, as set forth below.

  Johns Manville Corporation was incorporated in Delaware in 1981 to continue businesses begun by its predecessors in 1858.


 PRODUCT GROUPS BY BUSINESS SEGMENT(1) PRODUCTS AND APPLICATIONS
 ------------------------------------- -------------------------
 INSULATION
    Building                           Fiber glass wool insulation for walls,
                                       attics and floors in commercial and
                                       residential buildings; residential foam
                                       sheathing

    Commercial and Industrial          Pipe and duct insulation and fireproof
                                       board for use in various commercial and
                                       industrial applications

    OEM                                Thermal and acoustic insulation for
                                       aircraft; marine vessels; automobiles;
                                       heating, ventilating and air conditioning
                                       ("HVAC"); and other equipment

 ROOFING SYSTEMS                       Commercial and industrial roofing
                                       systems, including membranes, insulation,
                                       accessories and related guarantees
 ENGINEERED PRODUCTS
    Mats and Fibers                    Continuous filament fiber glass and
                                       nonwoven fiber glass mats for roofing,
                                       flooring and specialty substrates and
                                       reinforcement of plastics and gypsum
                                       products; woven fiber glass fabrics; wall
                                       covering and plastic products

    Filtration                         Air filtration media for buildings;
                                       ultra-fine fibers for clean room air
                                       filters and battery separators; liquid
                                       filtration cartridge and media; and
                                       industrial oil sorbent products

--------
(1) For additional business segment information and geographical data, see
    Note 26 to the Company's Consolidated Financial Statements contained in the Company's Annual Report to security holders which is incorporated by reference into this report.

INSULATION

  Johns Manville's Insulation segment, with 1997 net sales of $697.8 million, or 42 percent of Johns Manville's total net sales (before elimination of intersegment sales), is comprised of the building, commercial and industrial and OEM product groups.

 Building

  Products. Johns Manville's building insulation business manufactures a complete line of fiber glass wool insulation products for walls, attics and floors in commercial and residential buildings. Johns Manville's building insulation products include fiber glass batts, rolls, blowing wool and related products. Johns Manville also produces polyisocyanurate foam sheathing for use in residential structures.

  Johns Manville manufactures building insulation products at nine manufacturing facilities in North America to serve regional population and construction centers. This regional structure, which keeps most shipping distances within a 500-mile radius, improves Johns Manville's customer service and reduces its total transportation costs.

  Markets and Distribution. Demand for Johns Manville's building insulation products is driven primarily by North American housing starts. Other important influences are demand in the repair/remodel market and rates of commercial construction of warehouses and light manufacturing facilities. In addition, implementation of various federal and state energy conservation codes serves to increase the amount of insulation per unit built.

  Building insulation products typically reach end users through contractors, retailers and distributors. Johns Manville's marketing efforts are normally directed toward insulation contractors and national retailers.

  Competition. Johns Manville's building insulation business competes primarily with Owens Corning ("OC") and CertainTeed Corporation, the U.S. subsidiary of Compagnie de Saint-Gobain ("CSG"). Johns Manville competes in the building insulation business primarily on the basis of price, packaging/merchandising and service.

 Commercial and Industrial

  Products. Johns Manville's commercial and industrial insulation business manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications. In response to industry attention to indoor environmental quality, Johns Manville offers EnviroSystem(TM), a group of products sold together aimed at indoor environmental quality improvement. Such products include duct insulation with enhanced thermal and acoustical properties with an antimicrobial agent for improved air filtration.

  Johns Manville manufactures commercial and industrial insulation products at 13 facilities in North America.

  In January 1998, the Company acquired a plant located in Mesa County, Colorado from the Pabco Division of Fibreboard Corporation, a subsidiary of OC. The Mesa plant manufactures calcium silicate pipe and block insulation and Super Firetemp(TM) fireproof board. As part of this acquisition, Johns Manville acquired the Pabco(R) trademarks and tradenames associated with the business.

  Markets and Distribution. Demand for Johns Manville's commercial and industrial insulation products is driven primarily by commercial construction activity and by demand in the remodel/retrofit market. Commercial and industrial insulation products reach the market through Johns Manville's network of distributors, contractors and fabricators.

  Competition. Johns Manville's commercial and industrial insulation business primarily competes with OC, CSG and Knauf Fiberglass USA. Johns Manville competes in the commercial and industrial insulation business primarily on the basis of price, breadth of product line and strength of fabricator and distributor networks.

 OEM

  Products. Johns Manville's OEM insulation business produces thermal and acoustic insulation for aircraft, marine vessels, automobiles, HVAC and other equipment. OEM insulation products generally require extremely fine and uniform fibers to provide the required insulating properties, and therefore command higher prices than other fiber glass products. As an alternative to fiber glass insulation, the Company manufactures and sells polyimide foam insulation products for applications in aircraft and on naval vessels.

  Johns Manville manufactures OEM insulation products at seven facilities in the United States.

  Markets and Distribution. Demand for Johns Manville's OEM insulation products is driven primarily by the production of aircraft, marine vessels and automobiles and by commercial construction (for HVAC and other insulations). Johns Manville typically sells OEM insulation products to distributors and fabricators who, in turn, sell to original equipment manufacturers.

  Competition. Johns Manville's OEM insulation business competes with a variety of large and small companies in its various niche markets. Johns Manville competes in the OEM insulation business primarily on the basis of quality and product customization.

ROOFING SYSTEMS

  In 1997, Johns Manville's Roofing Systems segment had net sales of $510.5 million, or 30 percent of the Company's total net sales (before elimination of intersegment sales).

  Products. Johns Manville is a full-line supplier of roofing systems and components for low-slope commercial and industrial roofs, including a wide range of membranes, insulations, accessories and roofing system guarantees.

  Johns Manville's commercial roofing systems business operates 17 manufacturing facilities in the United States and has two additional plants located in Altamira, Mexico and Verona, Italy.

  In September 1997, the Company entered the thermoplastic roofing membrane business with its acquisition of the roofing business of HPG International, Inc. In January 1998, the Company added to this business with the acquisition of the assets of Seal-Dry/USA, Inc., including its plant located in Little Rock, Arkansas.

  Markets and Distribution. Demand for Johns Manville's roofing systems products is driven primarily by commercial and industrial reroofing needs. Johns Manville estimates that approximately 75 percent of its roofing material sales during 1997 were attributable to reroofing, with the balance attributable to new construction. While sales of roofing systems are affected by levels of new construction and general economic conditions, sales attributable to reroofing are less sensitive to these factors, thus mitigating the adverse effect of recessionary periods.

  Johns Manville's marketing focus is directed to roofing contractors and distributors, building owners, architects and roofing consultants who generally recommend premium roofing systems. Approximately 95 percent of Johns Manville's roofing systems sales during 1997 were sold through wholesale distributors; the remainder was sold through roofing contractors.

  Competition. The commercial and industrial roofing business is a highly fragmented market. Competitors include several large national participants, such as Firestone Building Products, GAF Corporation, Tamko Asphalt Products Inc., Carlisle Companies Incorporated, Sarnafil Inc., Duro-Last, Inc., and various smaller regional companies. Johns Manville competes in the commercial and industrial roofing business primarily on the basis of breadth of product line, specifications, guarantees, systems reliability and price.

ENGINEERED PRODUCTS

  Johns Manville's Engineered Products segment had 1997 net sales of $476 million, or 28 percent of Johns Manville's total net sales (before elimination of intersegment sales). The Engineered Products segment is comprised of the mats and fibers and filtration product groups.

 Mats and Fibers

  Products. Johns Manville's mats and fibers business manufactures continuous filament fiber glass-based products that are used in a variety of applications. Johns Manville is a worldwide supplier of nonwoven fiber glass mat products, which are used as substrates in roofing, flooring and specialty applications. Johns Manville also sells fiber glass products (chopped fiber and rovings) for reinforcing plastics and gypsum products and for use in fiber glass wall coverings. Through its May 1997 acquisition of the Mitex group of companies, the Company entered the woven fiber glass fabrics business as a manufacturer of fiber glass wall coverings which are used primarily in commercial and industrial buildings.

  The mats and fibers business operates three manufacturing plants and one support facility in the United States. Schuller GmbH, Johns Manville's German subsidiary, operates three plants in Germany and one plant in Poland. Schuller GmbH was the pioneer in wet fiber glass mat technology and also developed the unique sliver fiber glass process, which created the market for fiber glass wall coverings in Europe. Johns Manville's Mitex subsidiaries operate two manufacturing facilities in Sweden and one in the United Kingdom.

  Through a joint venture with China National New Building Materials Corporation and Tianma Corporation, Johns Manville manufactures fiber glass mat at a plant located in the City of Changzhou, Jiangsu Province, China. Johns Manville has a 60 percent interest in the joint venture.

  Markets and Distribution. Demand for Johns Manville's mats and fibers products is driven primarily by the worldwide commercial construction and retrofit markets, as well as by U.S. residential construction and reroofing markets. Mats and fibers products are sold directly to roofing and flooring manufacturers and to Johns Manville's Mitex subsidiaries as well as to other European textile weavers. Johns Manville's U.S. mats and fibers business provides fiber glass mat to Johns Manville's commercial roofing systems business for its fiber glass-based roofing products.

  Competition. Johns Manville's primary competitors in the worldwide mats and fibers business are OC, CSG, PPG Industries and Elk Corporation. Johns Manville competes in the mats and fibers business primarily on the basis of quality and service.

 Filtration

  Products. Johns Manville's filtration businesses produce air filtration media for commercial and industrial buildings for HVAC and other equipment and ultra-fine fibers for clean room air filters. The Company also manufactures liquid filtration cartridges and media for use in commercial and industrial applications. As with OEM insulation, filtration products generally require extremely fine and uniform fibers to provide the required filtration properties, and therefore command higher prices than other fiber glass products.

  In January 1997, Johns Manville expanded its synthetic manufacturing capabilities and its product lines by acquiring the assets of Ergon Nonwovens, Inc. Johns Manville produces a full line of synthetic meltblown nonwoven products used in air and liquid filtration applications, personal care and in industrial oil sorbent products.

  The Company manufactures filtration products at seven of Johns Manville's U.S. facilities.

  Markets and Distribution. Demand for Johns Manville's filtration products is driven primarily by commercial construction and commercial building occupancy (air filtration media); the construction of clean rooms requiring dust-free environments which are primarily used by the pharmaceutical and semiconductor industries (ultra-fine fibers); and the need for high-efficiency filtration of water, paints, inks, chemicals, resins and oils in industrial manufacturing operations (liquid filtration media). Increasing public attention to environmental issues also stimulates demand for filtration media and industrial oil sorbent products.

  Johns Manville typically sells air filtration media products to producers of air filtration systems for use in commercial buildings. The Company sells liquid filtration media products to producers of liquid filtration systems and products for use in commercial and industrial manufacturing operations. Johns Manville also sells finished cartridges for use in high-efficiency liquid filtration applications and ultra-fine fibers to specialty filtration paper manufacturers. Johns Manville sells its synthetic nonwoven products primarily to distributors and fabricators.

  Competition. Johns Manville's filtration business competes with a variety of large and small companies in its various niche markets. Johns Manville competes in the filtration business primarily on the basis of quality and product customization.

MATERIALS

  Fiber glass is the basic material in a significant number of Johns Manville's products. The principal raw materials used to manufacture fiber glass products include sand, soda ash, lime, borate minerals and aluminous materials. Phenol-formaldehyde, urea extended phenol-formaldehyde, urea-formaldehyde, melamine-formaldehyde and other resins are also used to bind glass fibers. All of these raw materials are readily available in sufficient quantities from various sources for Johns Manville to maintain and expand its current production levels.

  Johns Manville's products contain materials other than fiber glass to satisfy the broader needs of its customers. For example, calcium silicate pipe insulation products and plastic accessories complement Johns Manville's product offerings to commercial/industrial insulation distributors. Johns Manville manufactures polyimide foam for marine insulation which is used by the United States Navy in shipbuilding. Commercial roofing systems use perlite insulation board, rubber and thermoplastic membranes and polyester substrates. In addition, the Company uses several advanced polymers in roll goods for roofing substrates. The Company manufactures polyisocyanurate foam roof insulation and residential sheathing using liquid chemicals comprised primarily of polyol and polyisocyanate. Johns Manville has broadened its product lines into certain polymer fiber applications for filtration, substrates, and equipment insulation, apparel and industrial oil sorbents. The raw materials used in these various products are readily available in sufficient quantities from various sources for Johns Manville to maintain and expand its current production levels.

RESEARCH AND DEVELOPMENT

  The Company carries out research and development activities at its facilities in Littleton, Colorado; Mesa County, Colorado; Waterville, Ohio; Richmond, Indiana; Wertheim, Germany; and Helsingborg, Sweden. Research, development and engineering expenses for the years ended December 31, 1997, 1996 and 1995 were $31.2 million, $32.7 million and $30 million, respectively.

PATENTS

  The Company presently owns or controls approximately 650 U.S. and foreign patents and patent applications. The Company also holds negotiated licenses under various patents owned by others. While the Company regards its patents and licenses as valuable, it does not consider any of its businesses to be materially dependent upon any single patent or license.

LABOR RELATIONS

  At March 2, 1998, the Company employed approximately 8,300 persons worldwide, of whom approximately 3,800 were covered by collective bargaining agreements. The Company has experienced a long history of good working relationships with its employees and labor unions.

SEASONALITY

  The Company's quarterly results of operations are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year, thereby increasing sales and gross profits in those periods.

ENVIRONMENTAL REGULATIONS

  All of the Company's domestic operations are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. The most significant of the federal laws are the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). These environmental regulatory programs are administered by the federal Environmental

Protection Agency ("EPA"). In addition, states and local jurisdictions have adopted equivalent or more stringent environmental laws and regulations, or have enacted their own parallel environmental programs, which are enforced through various state and local administrative agencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" and Note 9 to the Company's Consolidated Financial Statements, each incorporated by reference herein.

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

  The Company manufactures, processes and sells products, and has in the past manufactured, processed and sold products, that contain certain chemicals or substances, including man-made vitreous fibers ("MMVF") such as fiber glass, refractory ceramic fiber ("RCF") and mineral wools classified by the International Agency for Research on Cancer ("IARC") as possible human carcinogens. In 1987, the IARC evaluated the carcinogenicity of MMVF. Fiber glass wool, RCF and mineral wool were classified as "possibly carcinogenic to humans." The IARC concluded that continuous glass filament (chopped strand) was "not classifiable as to human carcinogenicity." Crystalline silica exists in trace amounts in the Company's calcium silicate insulation products and is a major constituent of the diatomaceous earth products produced by a former subsidiary and in industrial sands used in the Company's direct melt operations, marble forming and roofing plants. In 1996, the IARC classified crystalline silica as "known carcinogenic to humans." The IARC classification of crystalline silica was based upon animal and human studies. Asphalt used by the Company's roofing operations presently is being evaluated by the National Institute of Occupational Safety and Health to determine its carcinogenic potential.

  Although crystalline silica is a contaminant in one of the raw materials used in Johns Manville's calcium silicate insulation products, the silica content constitutes less than one percent of the finished product. Respirable crystalline silica exposures have been under both "normal" and "foreseeable emergency conditions" for the Company's pipe insulation products (Thermal-12(R) and Pabco(R) Super Caltemp Gold). Air concentrations resulting from the expected uses of these products can be properly characterized as "trace or minute" amounts of exposure. The Company recently acquired certain assets of the Pabco(R) business and its associated products. Pabco(R) has several other brands of calcium silicate products that have not been subjected to such testing and are sold under a special cancer hazard warning label in accordance with applicable law. The Company has developed and uses hazard communication materials reflecting the potential cancer hazard of crystalline silica that address the proper handling of these products by employees and customers.

  The industrial sands used at the Company's facilities contain only a small percentage of crystalline silica which is small enough to be inhaled. Industrial hygiene monitoring of Johns Manville employees' exposure to silica has been performed since the early 1970s and have shown a minimal risk of overexposure. In cases where overexposures are likely to occur, the Company reviews work practices and requires mandatory use of respiratory protection.

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

  In 1990, the authors of the large U.S. epidemiological study reviewed by the IARC in 1987 noted a small, but statistically significant, excess in respiratory cancer deaths of fiber glass manufacturing workers compared with local mortality rates. However, as in the IARC assessment, the authors, after looking at the cumulative evidence from the relevant factors that might support a causal relationship, concluded that the evidence of an association between exposure to fiber glass wool and respiratory cancer was actually "somewhat weaker" than that at the time of the IARC assessment. The U.S. investigation is continuing to determine if the small excess in lung cancer was associated with lifestyle factors such as smoking or other workplace exposures. The next update is expected in late 1998 or in 1999. Data contained in the latest report of an update of the large European epidemiological study show mortality findings for fiber glass wool similar to those from the large U.S. study.

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

  Since 1988, the Company has funded, in conjunction with other companies in the industry, several epidemiological and chronic animal inhalation studies to assess the cancer-causing potential of MMVF. In August 1995, the industry expanded the animal research it had begun in 1988 to include exposure of hamsters to a building insulation/wool fiber and a special application glass fiber used in some filtration and a few thermal high performance applications. As with previous research involving exposure of rats to glass fibers, this study also was a two year chronic inhalation study which was completed in 1997. The results of the study found no lung disease (no fibrosis nor cancer) in the animals exposed to the building insulation/wool fiber. In the animals exposed to the special application glass fiber, there was continued evidence of fibrosis, which did not progress, and a single mesothelioma was found in one animal. The building insulation wool fibers have not, consistent with the previous inhalation study of this fiber, produced any adverse respiratory results. These findings have been reported to the EPA under the Toxic Substances Control Act, and the Company has notified its employees and customers.

  In 1997, the Institute of Occupation Medicine ("IOM") in Edinburgh, Scotland released preliminary results from a chronic inhalation study of E glass microfiber using rats. Some of the animals that inhaled this fiber developed lung fibrosis and tumors. E glass microfiber is no longer manufactured in the United States, however, Johns Manville produced small quantities until 1994 at one manufacturing location. E glass microfiber is different than the large diameter E glass continuous filaments that Johns Manville manufactures in its mats and fibers business. E glass continuous filaments are too thick to be inhaled into the deep lung and are not considered to be respirable. The findings of the IOM study have also been reported to the EPA and the Company has notified its employees and former customers.

  The results of an industry supported epidemiological study of RCF workers was published in 1996. This case-control morbidity study evaluated chest x-rays of workers at two RCF manufacturing plants owned by Carborundum Corporation. Although no significant increase in lung fibrosis was seen, an exposure-related increase in pleural plaques was observed.

  In 1997 the American Conference of Governmental Industrial Hygienists ("ACGIH") classified all forms of glass fibers as an "A3--Animal Carcinogen." ACGIH defines an A3--Animal Carcinogen as follows: "The agent is carcinogenic in experimental animals at a relatively high dose, by route(s) of administration, at site(s), of histologic type(s), or by mechanism(s) that are not considered relevant to worker exposure. Available epidemiologic studies do not confirm an increased risk of cancer in exposed humans. Available evidence suggests that the agent is not likely to cause cancer in humans except under uncommon or unlikely routes or levels of exposure." By contrast, the ACGIH did not apply its definition of an "A1--Confirmed Human Carcinogen" to glass fibers. The ACGIH definition of an "A1--Confirmed Human Carcinogen" is: "The agent is carcinogenic to humans based on the weight of evidence from epidemiologic studies of, or convincing clinical evidence in, exposed humans."

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

ITEM 2. PROPERTIES

HEADQUARTERS

  The Company's headquarters are located in Denver, Colorado. The Company leases approximately 150,000 square feet of office space at Johns Manville Plaza in downtown Denver.

MANUFACTURING AND DEVELOPMENT FACILITIES

  The following table sets forth certain information with respect to the Company's major manufacturing and development plants and buildings. All of the buildings are adequate and suitable for the business of the Company, have been well maintained and are in sound operating condition and regular use. The South Gate, California; Lakewood, Colorado; Kansas City, Kansas; Edison, New Jersey; Kent, Washington and Altamira, Mexico facilities are leased.

   LOCATION                                   BUSINESS SEGMENT
   --------                                   ----------------
   UNITED STATES AND CANADA
   Innisfail, Alberta, Canada................ Insulation
   Tucson, Arizona........................... Insulation and Engineered Products
   Little Rock, Arkansas..................... Roofing Systems
   Corona, California........................ Insulation
   Pittsburg, California..................... Roofing Systems
   South Gate, California.................... Roofing Systems
   Willows, California....................... Insulation
   Lakewood, Colorado........................ Insulation
   Littleton, Colorado....................... Insulation and Engineered Products
   Mesa County, Colorado..................... Insulation
   Jacksonville, Florida..................... Roofing Systems and Insulation
   Macon, Georgia............................ Roofing Systems
   Winder, Georgia........................... Insulation
   Rockdale, Illinois........................ Roofing Systems
   Waukegan, Illinois........................ Insulation and Roofing Systems
   Bremen, Indiana........................... Roofing Systems and Insulation
   Richmond, Indiana......................... Insulation
   Kansas City, Kansas....................... Roofing Systems
   McPherson, Kansas......................... Insulation
   Lewiston, Maine........................... Roofing Systems
   Saco, Maine............................... Roofing Systems and Insulation
   Natchez, Mississippi...................... Roofing Systems
   Richland, Mississippi..................... Engineered Products
   Edison, New Jersey........................ Insulation
   Penbryn, New Jersey....................... Insulation
   Plattsburg, New York...................... Roofing Systems
   Defiance, Ohio............................ Insulation and Engineered Products
   Waterville, Ohio.......................... Engineered Products
   Oklahoma City, Oklahoma................... Roofing Systems
   Hazelton, Pennsylvania.................... Roofing Systems and Insulation
   Etowah, Tennessee......................... Engineered Products
   Baytown, Texas............................ Roofing Systems
   Cleburne, Texas........................... Insulation and Engineered Products
   Edinburg, Virginia........................ Roofing Systems
   Richmond, Virginia........................ Insulation
   Kent, Washington.......................... Roofing Systems and Insulation
   Parkersburg, West Virginia................ Insulation and Engineered Products

   LOCATION                                                  BUSINESS SEGMENT
   --------                                                  ----------------
   INTERNATIONAL
   Changzhou, Jiangsu, China................................ Engineered Products
   St. Helens, England...................................... Engineered Products
   Karlstein, Bavaria, Germany.............................. Engineered Products
   Steinach, Thuringen, Germany............................. Engineered Products
   Wertheim, Baden-Wuerttemberg, Germany.................... Engineered Products
   Verona, Italy............................................ Roofing Systems
   Altamira, Mexico......................................... Roofing Systems
   Lubliniec, Poland........................................ Engineered Products
   Helsingborg, Sweden...................................... Engineered Products
   Stromsund, Sweden........................................ Engineered Products

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various legal actions occurring in the normal course of its business. In the opinion of the Company's management, adequate provision has been made for losses which may result from these actions and, accordingly, the outcome of these proceedings is not expected to have a material adverse effect on the financial condition of Johns Manville. For additional information concerning certain of these proceedings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Contingent Product Liability and--Environmental Contingencies."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1997, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE COMPANY

  The names, ages and offices of the Chief Executive Officer and other executive officers of the Company are listed below. Each of the executive officers holds office until the Board of Directors meeting following the Annual Meeting of Stockholders unless previously removed by the Board of Directors. Messrs. Von Wald and Perry have been or were officers or executive officers of the Company or its subsidiaries during the past five years. Messrs. Henry, Caltrider and Murphy have been executive officers of the Company from the respective dates indicated below. For at least the past five years, prior to his joining the Company, Mr. Henry served in various executive positions with E.I. du Pont de Nemours and Company. Between 1993 and the time he joined the Company, Mr. Caltrider served as President and Chief Executive Officer of Gundle Environmental Systems, Inc. Between 1993 and the time he joined the Company, Mr. Murphy served as Chief Financial Officer of Gould Pumps, Inc.

                   NAME AND TITLE                  AGE EXECUTIVE OFFICER SINCE
                   --------------                  --- -----------------------
   Charles L. Henry...............................  56          1996
   Chairman of the Board, President and Chief
   Executive Officer
   Richard B. Von Wald............................  55          1989
   Executive Vice President, General Counsel and
   Secretary
   John P. Murphy.................................  51      December 1997
   Senior Vice President and Chief Financial
   Officer
   Harvey L. Perry, Jr. ..........................  43          1996
   Senior Vice President, Engineered Products
   Group
   Thomas L. Caltrider............................  47        June 1997
   Senior Vice President, Insulation Group

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company had 9,923 common stockholders of record at March 2, 1998. The Common Stock is listed and traded on the New York Stock Exchange, Inc. (symbol
JM). The Company has scheduled its 1998 Annual Meeting of Stockholders for April 24, 1998 in Denver, Colorado.

  A two-year history of high and low sale prices for the Common Stock based on the sales transactions reported by the New York Stock Exchange, Inc. is provided below. On March 28, 1996, the Company's Board of Directors declared a special cash dividend of $6.00 per share on the Common Stock to be paid on April 12, 1996 to stockholders of record at the close of business on April 8, 1996.

  On July 31, 1996, the Company's Board of Directors approved the payment of a regular quarterly cash dividend, subject to periodic review by the Board of Directors, of $.03 per share to holders of Common Stock to begin in the third quarter of 1996. Simultaneously with the approval of the dividend policy, the Company's Board of Directors declared a dividend of $.03 per share on the Common Stock to be paid on October 10, 1996. On December 6, 1996, the Company's Board of Directors declared a dividend of $.03 per share on the Common Stock for the fourth quarter of 1996 which was paid on January 10, 1997.

  On March 7, 1997, the Company's Board of Directors declared a dividend of $.03 per share on the Common Stock for the first quarter of 1997 which was paid on April 11, 1997. On June 6, 1997, the Company's Board of Directors declared a dividend of $.03 per share on the Common Stock for the second quarter of 1997 which was paid on July 11, 1997. In August 1997, the Board of Directors increased the quarterly dividend to $.04 per share on the Common Stock, and accordingly declared dividends of $.04 per share on August 8, 1997 and December 5, 1997 for the third and fourth quarters of 1997, which were paid on October 10, 1997 and January 9, 1998, respectively.

                            MARKET PRICES PER SHARE

                                                        1997           1996
                                                    COMMON STOCK   COMMON STOCK
                                                  ---------------- -------------
   FOR THE QUARTERS ENDED                          HIGH     LOW     HIGH   LOW
   ----------------------                         ------- -------- ------ ------
   March 31...................................... 12 5/8  10 1/2   14 1/2 12 1/8
   June 30....................................... 12 3/8   9 3/8   15 1/4  7 3/4
   September 30.................................. 13 7/16 10 15/16 10 5/8  8 1/8
   December 31................................... 12 9/16  9 1/4   10 3/4  8 5/8

ITEM 6. SELECTED FINANCIAL DATA

  Information with respect to this item is incorporated by reference to Selected Five-Year Financial Data in the Company's 1997 Annual Report to security holders included in Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information with respect to this item is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1997 Annual Report to security holders included in
Exhibit 13 to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information with respect to this item is incorporated by reference to the Financial Statements and Selected Quarterly Financial Data in the Company's 1997 Annual Report to security holders included in Exhibit 13 to this report.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  In addition to the information set forth under the caption "Executive Officers of the Company" in Part I of this Form 10-K, the information required by this item is incorporated by reference to the Company's 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to this item is incorporated by reference to the Company's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item is incorporated by reference to the Company's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item is incorporated by reference to the Company's 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a. Financial statements, financial statement schedules and exhibits filed in this report:

    1. Information with respect to financial statements is incorporated by reference to the Financial Statements and Selected Quarterly Financial Data in the Company's 1997 Annual Report to security holders.

    2. The Company is filing herewith Schedule II--Valuation and Qualifying Accounts.

  b. No reports on Form 8-K were filed during the last quarter of 1997.

  c. Exhibit Index to Johns Manville Corporation Annual Report on Form 10-K for Fiscal Year Ended December 31, 1997:

                       EXHIBIT                               REFERENCE
                       -------                               ---------
 2.     Second Amended and Restated Plan of    Refiled as an exhibit to the Company's
        Reorganization confirmed by the United 1992 Annual Report on Form 10-K filed
        States Bankruptcy Court for the        March 30, 1993, and incorporated
        Southern District of New York on       herein by reference.
        December 22, 1986.

 3.(a)  Restated Certificate of Incorporation. Filed as an exhibit to the Company's
                                               1995 Annual Report on Form 10-K filed
                                               April 11, 1996, and incorporated
                                               herein by reference.

   (b)  Certificate of Amendment to Restated   Filed as an exhibit to the Company's
        Certificate of Incorporation.          1995 Annual Report on Form 10-K filed
                                               April 11, 1996, and incorporated
                                               herein by reference.

   (c)  Certificate of Amendment to Restated   Filed as an exhibit to the Company's
        Certificate of Incorporation.          Form 10-Q for the quarter ended March
                                               31, 1997, and incorporated herein by
                                               reference.

   (d)  Amended and Restated Bylaws.           Filed as an exhibit to the Company's
                                               1996 Annual Report on Form 10-K filed
                                               March 31, 1997, and incorporated
                                               herein by reference.

10.(a)  Johns Manville International Employees Filed as an exhibit to the Company's
        Retirement Plan.*                      1994 Annual Report on Form 10-K filed
                                               March 31, 1995, and incorporated
                                               herein by reference.

   (b)  Supplemental Pension Plan.*            Refiled as an exhibit to the Company's
                                               1992 Annual Report on Form 10-K filed
                                               March 30, 1993, and incorporated
                                               herein by reference.

   (c)  Annual Executive Incentive             Refiled as an exhibit to the Company's
        Compensation Plan.*                    1992 Annual Report on Form 10-K filed
                                               March 30, 1993, and incorporated
                                               herein by reference.

   (d)  Executive Long-Term Disability Plan.*  Refiled as an exhibit to the Company's
                                               1992 Annual Report on Form 10-K filed
                                               March 30, 1993, and incorporated
                                               herein by reference.

   (e)  Long-Term Incentive Stock Plan.*       Refiled as an exhibit to the Company's
                                               1992 Annual Report on Form 10-K filed
                                               March 30, 1993, and incorporated
                                               herein by reference.

   (f)  Amendment to Long-Term Incentive Stock Refiled as an exhibit to the Company's
        Plan.*                                 1992 Annual Report on Form 10-K filed
                                               March 30, 1993, and incorporated
                                               herein by reference.

   (g)  Amendment No. 2 to Long-Term Incentive Filed as an exhibit to the Company's
        Stock Plan.*                           Form 10-Q for the quarter ended June
                                               30, 1995, and incorporated herein by
                                               reference.

   (h)  Johns Manville Corporation Deferred    Filed as an exhibit to the Company's
        Compensation Plan.*                    Form S-8 filed June 19, 1996, and
                                               incorporated herein by reference.

                    EXHIBIT                               REFERENCE
                    -------                               ---------
(i)  Johns Manville Corporation Non-        Filed as an exhibit to the Company's
     Employee Directors' Deferred           1996 Annual Report on Form 10-K filed
     Compensation Plan.*                    March 31, 1997, and incorporated
                                            herein by reference.

(j)  Johns Manville Corporation 1996 Stock  Filed as an exhibit to the Company's
     Award Plan.*                           Form S-8 filed June 19, 1996, and
                                            incorporated herein by reference.

(k)  Johns Manville Corporation 1996        Filed as an exhibit to the Company's
     Executive Incentive Compensation       Form S-8 filed June 20, 1996, and
     Plan.*                                 incorporated herein by reference.

(l)  Employment Agreement between Charles   Filed as an exhibit to the Company's
     L. Henry and the Company.*             Form 10-Q for the quarter ended
                                            September 30, 1996, and incorporated
                                            herein by reference.

(m)  Employment Agreement between Richard   Filed as an exhibit to the Company's
     B. Von Wald and the Company.*          1996 Annual Report on Form 10-K filed
                                            March 31, 1997, and incorporated
                                            herein by reference.

(n)  Employment Agreement between Harvey L. Filed as an exhibit to the Company's
     Perry and the Company.*                1996 Annual Report on Form 10-K filed
                                            March 31, 1997, and incorporated
                                            herein by reference.

(o)  Employment Agreement between Thomas L. Filed as an exhibit to the Company's
     Caltrider and the Company.*            Form 10-Q for the quarter ended
                                            June 30, 1997, and incorporated herein
                                            by reference.

(p)  Intercompany Agreement between the     Filed as an exhibit to the Company's
     Company and Johns Manville             Form 10-Q for the quarter ended
     International Group, Inc., dated as of September 30, 1994, and incorporated
     September 22, 1994.                    herein by reference.

(q)  Treasury Management Agreement between  Filed as an exhibit to the Company's
     the Company and Johns Manville         Form 10-Q for the quarter ended
     International Group, Inc., dated as of September 30, 1994, and incorporated
     September 22, 1994.                    herein by reference.

(r)  Tax Sharing Agreement between the      Filed as an exhibit to the Company's
     Company and Johns Manville             Form 10-Q for the quarter ended
     International Group, Inc., dated as of September 30, 1994, and incorporated
     January 1, 1994.                       herein by reference.

(s)  Corporate Agreement between the        Filed as an exhibit to the Company's
     Company and Johns Manville             Form 10-Q for the quarter ended
     International Group, Inc., dated as of September 30, 1994, and incorporated
     September 22, 1994.                    herein by reference.

(t)  Selling Securityholders' Agreement,    Filed as an exhibit to the Company's
     between the Company and the Trust,     1994 Annual Report on Form 10-K filed
     dated as of September 22, 1994.        March 31, 1995, and incorporated
                                            herein by reference.

                     EXHIBIT                               REFERENCE
                     -------                               ---------
 (u)  Second Amended and Restated            Filed as an exhibit to the Company's
      Supplemental Agreement between the     1995 Annual Report on Form 10-K filed
      Company and the Trust, dated as of     April 11, 1996, and incorporated
      April 5, 1996.                         herein by reference.

 (v)  Supplemental Retirement Agreement      Filed as an exhibit to the Company's
      between Richard B. Von Wald and the    1994 Annual Report on Form 10-K filed
      Company, effective as of November 4,   on March 31, 1995, and incorporated
      1994, with related agreements.*        herein by reference.

 (w)  1994 Long-Term Cash Incentive          Filed as an exhibit to the Company's
      Compensation Plan.*                    1994 Annual Report on Form 10-K filed
                                             on
                                             March 31, 1995, and incorporated
                                             herein by reference.

 (x)  Amended and Restated Indenture between Filed as an exhibit to the Company's
      Johns Manville International Group,    1994 Annual Report on Form 10-K filed
      Inc. and The Bank of New York, as      on March 31, 1995, and incorporated
      Trustee, dated December 15, 1994.      herein by reference.

 (y)  Amended and Restated Receivables       Filed as an exhibit to the Company's
      Purchase Agreement dated as of August  1995 Annual Report on Form 10-K filed
      15, 1994, between Johns Manville       April 11, 1996, and incorporated
      International Group, Inc. and the      herein by reference.
      banks and others named therein.

 (z)  Amendment to Amended and Restated      Filed as an exhibit to the Company's
      Receivables Purchase Agreement dated   Form 10-Q for the quarter ended June
      as of June 6, 1997 among Johns         30, 1997, and incorporated herein by
      Manville Funding Corporation, Johns    reference.
      Manville International, Inc., the
      financial institutions listed therein
      as Buyers, and Morgan Guaranty Trust
      Company of New York, as Administrative
      Agent and Structuring and Collateral
      Agent.

(aa)  Amended and Restated Manville Personal Filed as an exhibit to the Company's
      Injury Settlement Trust Agreement      Form 10-Q for the quarter ended June
      dated as of April 29, 1997.            30, 1997, and incorporated herein by
                                             reference.

13.   1997 Annual Report.                    Pages 18 through 61 of the Company's
                                             1997 Annual Report to security holders
                                             are filed herewith and are
                                             incorporated herein by reference.

21.   Subsidiaries of the Registrant.        Filed herewith on Page 19.

23.   Consent of Coopers & Lybrand L.L.P.    Filed herewith.

24.   Powers of Attorney.                    Page 20 (included on signature page to
                                             this report).

27.1  Financial Data Schedule.               Filed herewith.

--------
* Management contract or compensatory plan or arrangements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of Johns Manville Corporation:

  Our report on the consolidated financial statements of Johns Manville Corporation has been incorporated by reference in this Form 10-K from the 1997 Annual Report to Stockholders of Johns Manville Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Financial Statement Schedule of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand LLP
-------------------------
Denver, Colorado
March 17, 1998

                           JOHNS MANVILLE CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULE
               TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997

 SCHEDULE                                                                  PAGE
 --------                                                                  ----
    II    Valuation and qualifying accounts, for each of the three years
           in the period ended December 31, 1997.........................   18


                           JOHNS MANVILLE CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31
                           (IN THOUSANDS OF DOLLARS)

                                              ADDITIONS
                                    ------------------------------
                         BALANCE AT CHARGED (CREDITED) CHARGED TO                BALANCE AT
                         BEGINNING     TO COSTS AND       OTHER                    END OF
     CLASSIFICATION       OF YEAR        EXPENSES      ACCOUNTS(a) DEDUCTIONS(b)    YEAR
     --------------      ---------- ------------------ ----------- ------------- ----------
          1997
Allowances Reducing the
 Assets in the Balance
 Sheet:
  Doubtful accounts
   receivable...........  $  7,570        $ (243)        $   908      $ 2,230     $  6,005
  Cash discounts........     1,278           --           26,110       25,131        2,257
  Other allowances......    21,168           --           52,904       45,554       28,518
  Deferred tax assets...    70,188           --              --        18,188       52,000
                          --------        ------         -------      -------     --------
    Total...............  $100,204        $ (243)        $79,922      $91,103     $ 88,780
                          ========        ======         =======      =======     ========
          1996
Allowances Reducing the
 Assets in the Balance
 Sheet:
  Doubtful accounts
   receivable...........  $  6,497        $1,122         $ 2,022      $ 2,071     $  7,570
  Cash discounts........     1,967           --           20,962       21,651        1,278
  Other allowances......    18,646           --           34,386       31,864       21,168
  Deferred tax assets...    82,512           --              --        12,324       70,188
                          --------        ------         -------      -------     --------
    Total...............  $109,622        $1,122         $57,370      $67,910     $100,204
                          ========        ======         =======      =======     ========
          1995
Allowances Reducing the
 Assets in the Balance
 Sheet:
  Doubtful accounts
   receivable...........  $  6,422        $  776         $   --       $   701     $  6,497
  Cash discounts........     1,537           --           19,963       19,533        1,967
  Other allowances......    15,765           --           30,977       28,096       18,646
  Deferred tax assets...    96,449           314             --        14,251       82,512
                          --------        ------         -------      -------     --------
    Total...............  $120,173        $1,090         $50,940      $62,581     $109,622
                          ========        ======         =======      =======     ========

--------
Notes:

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

                                                               JURISDICTION OF
                          SUBSIDIARY                            INCORPORATION
                          ----------                           ---------------
CHANGZHOU SCHULLER ZHONGXIN TIANMA FIBER GLASS PROD. CO.,
 LTD. ........................................................   China
EUROPEAN OVERSEAS CORPORATION.................................   Delaware
JOHNS MANVILLE AB.............................................   Sweden
JOHNS MANVILLE CANADA INC. ...................................   Canada
JOHNS MANVILLE CHINA LTD. ....................................   Delaware
JOHNS MANVILLE EUROPEAN INVESTMENTS B.V. .....................   Netherlands
JOHNS MANVILLE FUNDING CORPORATION............................   Delaware
JOHNS MANVILLE INTERNATIONAL B.V. ............................   Netherlands
JOHNS MANVILLE INTERNATIONAL GROUP, INC. .....................   Delaware
JOHNS MANVILLE INTERNATIONAL, INC. ...........................   Delaware
MANVILLE MINING COMPANY.......................................   Delaware
MESA INSULATION, INC. ........................................   Delaware
MITEX AB......................................................   Sweden
MITEX GLASSFIBRE LIMITED......................................   England
NORD BITUMI SpA...............................................   Italy
SCHULLER GmbH.................................................   Germany
SCHULLER POLSKA Sp. zo.o. ....................................   Poland

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 18th day of March, 1998.

                                          JOHNS MANVILLE CORPORATION
                                            (Registrant)

                                                   /s/ CHARLES L. HENRY
                                          By: _________________________________
                                                    Charles L. Henry
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

                               POWER OF ATTORNEY

  Know all men by these presents that each person whose signature appears below does hereby constitute and appoint Charles L. Henry, John P. Murphy and Richard
B. Von Wald, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his substitute or substitutes, lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 18, 1998.

              SIGNATURE                                   TITLE

        /s/ CHARLES L. HENRY              Chairman of the Board, President and
-------------------------------------      Chief Executive Officer (Principal
         (Charles L. Henry)                Executive Officer)

         /s/ JOHN P. MURPHY               Senior Vice President and Chief
-------------------------------------      Financial Officer (Principal
          (John P. Murphy)                 Accounting and Financial Officer)

           /s/ LEO BENATAR                Director
-------------------------------------
            (Leo Benatar)

        /s/ ROBERT A. FALISE              Director
-------------------------------------
         (Robert A. Falise)

          /s/ TODD GOODWIN                Director
-------------------------------------
           (Todd Goodwin)

              SIGNATURE                                   TITLE

        /s/ MICHAEL N. HAMMES             Director
-------------------------------------
         (Michael N. Hammes)

       /s/ KATHRYN R. HARRIGAN            Director
-------------------------------------
        (Kathryn R. Harrigan)

        /s/ LOUIS KLEIN, JR.              Director
-------------------------------------
         (Louis Klein, Jr.)

      /s/ FRANK J. MACCHIAROLA            Director
-------------------------------------
       (Frank J. Macchiarola)

    /s/ CHRISTIAN E. MARKEY, JR.          Director
-------------------------------------
     (Christian E. Markey, Jr.)

        /s/ WILLIAM E. MAYER              Director
-------------------------------------
         (William E. Mayer)

                             ADDITIONAL INFORMATION

  Individuals interested in receiving additional information may contact the following:

FOR COMPANY INFORMATION                   FOR PRODUCT INFORMATION
Call (303) 978-2000                       Call (303) 978-4900 or (800) 654-
                                          3103

or write to:                              or write to:
Johns Manville Corporation                Johns Manville Corporation
Investor Relations                        Product Information
P.O. Box 5108                             P.O. Box 5108
Denver, CO 80217-5108                     Denver, CO 80217-5108

TRANSFER AGENT AND REGISTRAR              INDEPENDENT ACCOUNTANTS
First Chicago Trust Company of New        Coopers & Lybrand L.L.P.
York                                      370 Seventeenth Street, Suite 3300
P.O. Box 2500                             Denver, CO 80202-5633
Jersey City, NJ 07303
Call: (800) 756-8200
Hearing Impaired: TDD: (201) 222-
4955
Internet Information:
 website: http://www.fctc.com
 e-mail: fctc@em.fcnbd.com
(send stockholder address changes to the above address)