Form 10-Q
period 1998-03-31
JOHNS MANVILLE CORP /NEW/
filed 1998-05-15
CIK 355473

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                       OR

        [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

     Commission file number 1-8247

                           JOHNS MANVILLE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            84-0856796
    -------------------------                              --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                                717 17th Street
                            Denver, Colorado  80202
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

Yes [X]       No [_]

     At May 11, 1998, there were 158,266,938 shares of the registrant's common stock outstanding.

                        *PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.
         --------------------




  * "JM" or the "Company" when used in this report refers to Johns Manville Corporation, incorporated in the State of Delaware in 1991, and includes, where applicable, its consolidated subsidiaries.

                          JOHNS MANVILLE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of dollars)
                                  (Unaudited)



                                                     March 31,   December 31,
ASSETS                                                    1998           1997
-------------------------------------------------  -----------   ------------

Current Assets
   Cash and equivalents                            $    95,755    $   132,137
   Marketable securities, at cost,
    which approximates market                           15,964         36,929
   Receivables                                         248,672        221,943
   Inventories                                         136,727        127,061
   Prepaid expenses                                     11,177         11,409
   Deferred tax assets                                  35,305         42,006
                                                   -----------    -----------
     Total Current Assets                              543,600        571,485

Property, Plant and Equipment,
  net of accumulated depreciation
  of $671,054 and $639,711, respectively               829,349        797,759
Deferred Tax Assets                                    181,285        194,836
Goodwill                                               208,613        202,844
Other Assets                                           223,146        213,610
                                                   -----------    -----------
                                                   $ 1,985,993    $ 1,980,534
================================================   ===========    ===========

LIABILITIES
-----------------------------------------------------------------------------
Current Liabilities
 Short-term debt                                   $     1,753    $     1,767
   Accounts payable                                    102,092        114,638
   Compensation and employee benefits                   74,150         84,221
   Income taxes                                         12,114          8,703
   Other accrued liabilities                            88,676         86,785
                                                   -----------    -----------
     Total Current Liabilities                         278,785        296,114

Long-Term Debt, less current portion                   443,709        456,294
Postretirement Benefits Other Than Pensions            200,128        197,419
Deferred Income Taxes and Other
  Noncurrent Liabilities                               323,169        337,624
                                                   -----------    -----------
                                                     1,245,791      1,287,451
                                                   -----------    -----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------
Common Stock                                             1,629          1,628
Capital in Excess of Par Value                         541,845        540,422
Treasury Stock, at cost                                (16,598)       (16,522)
Unearned Stock Compensation                             (6,720)        (7,224)
Retained Earnings                                      212,464        165,492
Accumulated Other Comprehensive Income (Note 5)          7,582          9,287
                                                   -----------    -----------
                                                       740,202        693,083
                                                   -----------    -----------
                                                   $ 1,985,993    $ 1,980,534
=================================================  ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (Thousands of dollars, except per share amounts)
                                  (Unaudited)



                                                          Three Months
                                                       Ended March 31,
                                               -----------------------
                                                   1998           1997
                                               --------       --------
Net Sales                                      $389,336       $379,010
Cost of Sales                                   293,588        278,354
Selling, General and Administrative              42,900         40,461
Research, Development and Engineering             7,615          7,277
Other Income (Expense), net                        (103)        (3,220)
                                               --------       --------
Income from Operations                           45,130         49,698
Interest Income                                   1,865          2,955
Interest Expense                                 12,058         12,807
                                               --------       --------
Income before Income Taxes and Cumulative
  Effect of Accounting Change                    34,937         39,846
Income Tax Expense (Note 2)                       8,907         12,354
                                               --------       --------
Income before Cumulative Effect of
 Accounting Change                               26,030         27,492
Cumulative Effect of a Change in Accounting
 for Furnace Rebuilds, net of tax (Note 4)       27,409
                                               --------       --------
Net Income                                     $ 53,439       $ 27,492
=============================================  ========       ========

Comprehensive Income (Note 5)                  $ 51,734       $ 21,453
                                               ========       ========



                                                          Three Months
                                                       Ended March 31,
                                               -----------------------
EARNINGS PER COMMON SHARE                          1998           1997
---------------------------------------------  --------       --------
Basic and Diluted:
Income before Cumulative Effect of
 Accounting Change                                 $.16           $.17
Cumulative Effect of a Change in Accounting
 for Furnace Rebuilds, net of tax (Note 4)          .17
---------------------------------------------  --------       --------
Net Income                                         $.33           $.17
=============================================  ========       ========

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)



                                                                  Three Months
                                                               Ended March 31,
                                                       -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                      1998           1997
-----------------------------------------------------  --------      ---------
Net income                                             $ 53,439      $  27,492
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         23,257         18,982
   Deferred taxes                                         3,132          1,281
   Cumulative effect of accounting change               (27,409)
   Other, net                                             3,809          8,514
(Increase) decrease in current assets:
 Receivables                                            (23,230)        (6,463)
 Inventories                                             (5,381)       (12,643)
 Prepaid expenses                                           165          1,545
Increase (decrease) in current liabilities:
 Accounts payable                                       (13,422)       (10,423)
 Compensation and employee benefits                     (10,058)       (14,676)
 Income taxes                                             3,499           (253)
 Other accrued liabilities                                9,314          3,033
Change in other noncurrent liabilities                   (2,931)        (4,944)
                                                       --------      ---------
Net cash provided by operating activities                14,184         11,445
                                                       --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------------
Purchases of property, plant and equipment              (22,421)       (18,993)
Acquisitions                                            (23,047)      (113,010)
Purchases of held-to-maturity securities                                   (49)
Purchases of available-for-sale securities                 (318)          (275)
Proceeds from maturities of held-to-maturity
  securities                                             13,553          1,003
Proceeds from sales or maturities of
  available-for-sale securities                           9,228         14,504
(Increase) decrease in other assets                      (7,579)        (9,048)
                                                       --------      ---------
Net cash used in investing activities                   (30,584)      (125,868)
                                                       --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------------
Issuance of debt                                                        56,000
Payments on debt                                        (13,225)       (40,065)
Dividends on common stock                                (6,462)        (4,845)
Treasury and other stock transactions                       (75)           332
                                                       --------      ---------
Net cash provided by (used in) financing activities     (19,762)        11,422
                                                       --------      ---------

Effect of Exchange Rate Changes on Cash                    (220)          (467)
                                                       --------      ---------
Net Decrease in Cash and Equivalents                    (36,382)      (103,468)
Cash and Equivalents at Beginning of Period             132,137        206,605
                                                       --------      ---------
Cash and Equivalents at End of Period                  $ 95,755      $ 103,137
=====================================================  ========      =========

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The condensed consolidated financial statements of Johns Manville Corporation (the "Company") as of March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 and 1997 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. The Company has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding the Company's accounting policies, operations and financial position is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:


                                (Thousands of dollars)
                               March 31,  December 31,
                                   1998          1997
                               --------   -----------

Finished goods                 $ 90,188      $ 82,082
Raw materials and supplies       34,438        34,110
Work-in-process                  12,101        10,869
                               --------      --------
                               $136,727      $127,061
                               ========      ========

Note 2 - Income Taxes

The Company's effective tax rates were approximately 26 percent and 31 percent in 1998 and 1997, respectively. The Company receives a tax deduction and a related reduction in its effective tax rate when the Manville Personal Injury Settlement Trust (the "Trust") pays claimants or makes distributions to a specific settlement fund from dividends paid on, or proceeds received from disposition of, Company stock held by the Trust (see Note 3). The Company benefited from such distribution of dividend and stock sale proceeds to the settlement fund and from the utilization of tax credits during 1998 and 1997.

Note 3 - Earnings Per Common Share and Equity

Basic and diluted earnings per common share amounts were determined using the reported net income and the following common equivalent shares:


                                     First Quarter
                               1998           1997
                        -----------  -------------

       Basic            161,620,000    161,517,000
       Diluted          163,593,000    163,071,000


The Company paid a regular quarterly dividend of $.04 per common share totaling $6.5 million, and $.03 per common share totaling $4.8 million in the first quarters of 1998 and 1997, respectively.

In April 1998, the Company purchased 3.6 million shares of its common stock from the Trust at $13 per share. Accordingly, the Company will record treasury stock, at cost, of $46.8 million in the second quarter of 1998.

Note 4 - Cumulative Effect of Accounting Change

Effective January 1, 1998, the Company changed its method of accounting for glass furnace rebuild costs to the capitalization method from the allowance method. Under the capitalization method, costs to periodically rebuild the refractory components of the glass furnaces are capitalized when incurred and depreciated on a straight-line basis over the estimated useful life of the rebuild. The capitalization method provides an improved measure of the Company's capital investment and is consistent with industry practice. Previously, estimated costs to rebuild furnaces were credited to an allowance and charged to operations over the estimated period to the next rebuild date. The cumulative effect of this change in accounting principle increases 1998 earnings by $27.4 million, net of taxes of $17.9 million. This change resulted in an increase in depreciation expense but eliminated the provision for furnace rebuilds. The pro forma effect of this change on net income was not material.

Note 5 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income generally includes changes in separately reported components of equity along with net income. The Company's comprehensive income for 1998 and 1997 includes net income as reported and foreign currency translation adjustments.

Note 6 - Acquisitions

In January 1998, the Company acquired the assets of a U.S. manufacturer of reinforced thermoplastic roofing systems. Also in January 1998, the Company acquired a plant, associated with the Insulation segment, which manufactures calcium silicate pipe and block insulation, and fireproof board. The combined purchase price for these acquisitions, accounted for under the purchase method, was $23 million financed from existing cash balances. The excess of the combined purchase prices over the estimated fair value of net assets acquired, or goodwill, amounted to approximately $8.4 million.

Note 7 - Debt Refinancing

In April 1998, the Company announced its intention to refinance its $400 million of 10 7/8% Senior Notes due 2004 (the "Senior Notes"). The refinancing will consist of a tender offer for cash and consent solicitation for the proposed amendments of certain of the covenants and provisions in the indenture relating to the Senior Notes. The anticipated prepayment of the Senior Notes will result in an extraordinary loss on the early extinguishment of debt in the second quarter of 1998. Based on the notes and consents tendered as of May 8, 1998, the consent solicitation expiration date, the tender price of 111.996 and related costs, the pretax extraordinary loss would be approximately $50 million.

In conjunction with the tender offer, the Company intends to consummate unsecured revolving credit facilities (the "credit facilities") totaling $750 million, the proceeds of which will be used to refinance the Company's Senior Notes, fund acquisitions and capital expenditures, and for other corporate purposes. The credit facilities contain financial covenants which include coverage ratios, consolidated net worth requirements and restrictions on borrowings. The Company also expects to cancel its $100 million receivables sale facility and its $75 million international revolving line of credit at consummation of the credit facilities.

Note 8 - New Accounting Pronouncement

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, effective for periods beginning after December 15, 1997, revises the required disclosures for employee benefit plans, but does not change the measurement or recognition of such plans.

Note 9 - Business Segment Information

The Company reports separately the results of the Insulation, Roofing Systems and Engineered Products segments. The Insulation segment consists of the Company's building, commercial/industrial and original equipment manufacturers ("OEM") insulation businesses. The Roofing Systems segment consists of the Company's commercial/industrial roofing systems business. The Engineered Products segment consists of the Company's mats and fibers and filtration businesses. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Consistent with the Company's internal reporting, business segments now include allocated corporate expenses. The 1997 results were reclassified to conform with the current presentation format.


                                (Thousands of dollars)
                                         Three Months
                                       Ended March 31,
                          ---------------------------
NET SALES                      1998              1997
------------------------  ---------         ---------

Insulation                $ 164,379         $ 174,157
Roofing Systems             105,423            99,052
Engineered Products         125,852           116,110
Eliminations                 (6,318)          (10,309)
------------------------  ---------         ---------
Net Sales                 $ 389,336         $ 379,010
========================  =========         =========

INCOME FROM OPERATIONS
------------------------
Insulation                $  18,509         $  23,338
Roofing Systems               4,367             5,152
Engineered Products          22,254            21,208
------------------------  ---------         ---------
Income from Operations    $  45,130         $  49,698
========================  =========         =========


Net sales included in Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Roofing Systems segment (at prices approximating market).

ITEM 2.

                          JOHNS MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net sales in the first quarter of 1998 increased $10.3 million, or
2.7 percent, to $389.3 million compared with $379 million for the same period of 1997. Gross profit decreased $5 million, or 4.9 percent, to $95.7 million from $100.7 million. The lower gross profit margin for the first quarter of 1998 of
24.6 percent compared with 26.6 percent for 1997 was due principally to lower selling prices in several businesses, partially offset by productivity and cost improvements, including a $3.6 million refund of insurance premiums related to prior years.

Selling, general, administrative and research, development and engineering expenses increased $2.8 million, or 5.8 percent, to $50.5 million. These expenses were slightly higher as a percentage of sales at 13 percent for 1998 compared with 12.6 percent for 1997, due in part to acquisition-related costs and the impact of lower selling prices. Other expense, net, was $0.1 million for the first quarter of 1998 compared with $3.2 million for the same period of 1997 as 1998 included proceeds from the settlement of previously escrowed funds relating to a landfill site formerly used by the Company. Income from operations for the first quarter of 1998 was $45.1 million, down 9.2 percent, compared with $49.7 million for the first quarter of 1997. Consistent with the Company's internal reporting, business segments discussed below include allocated corporate expenses.

Insulation Segment

The Insulation segment's net sales decreased $9.8 million, or 5.6 percent, to $164.4 million from $174.2 million for the first quarter of 1998. Income from operations decreased $4.8 million, or 20.7 percent, to $18.5 million from $23.3 million. The building insulation business experienced continued pricing pressures partially offset by volume gains due to strong U.S. construction markets, including improvements in manufactured housing and metal buildings. The selling price declines led to lower margins and an overall decrease in operating income for building insulations. Despite net sales decreases due to the 1997 disposition of the molded automotive parts business, the commercial/industrial and OEM insulation businesses had improved operating results for the first quarter primarily due to productivity improvements and reduced operating expenses.

Roofing Systems Segment

Net sales for the Roofing Systems segment increased $6.3 million, or 6.4 percent, to $105.4 million for the first quarter of 1998 from $99.1 million for the same period of 1997 due to incremental volume increases from the recent thermoplastic membranes acquisitions. This increase was partially offset by decreased roofing activity caused by adverse weather conditions. Income from operations for 1998 decreased $0.8 million to $4.4 million from $5.2 million for 1997, reflecting acquisition costs, the impact of weather-related construction delays and competitive pressures.

Engineered Products Segment

The Engineered Products segment's net sales increased $9.8 million to $125.9 million for the first quarter of 1998 compared with $116.1 million for the first quarter of 1997, while income from operations increased $1.1 million, or 4.9 percent, to $22.3 million from $21.2 million. Volume improvements for the Company's European operations, which includes the May 1997 acquisition of Mitex, a manufacturer of fiber glass wall covering fabrics, were partially offset by the impacts of unfavorable currency comparisons. The U.S. mats and fibers business was negatively impacted due to weather-related declines in roofing mat shipments and lower selling prices. Results in the filtration business for the first quarter of 1998 decreased due to lower selling prices and higher acquisition-related costs.

Interest Income

Compared with the first quarter of 1997, the Company's interest income decreased $1.1 million to $1.9 million in 1998 from $3 million, due to lower average cash and marketable securities balances.

Income Taxes

The Company's effective tax rates were approximately 26 percent and 31 percent in 1998 and 1997, respectively. The Company receives a tax deduction and a related reduction in its effective tax rate when the Manville Personal Injury Settlement Trust (the "Trust") pays claimants or makes distributions to a specific settlement fund from dividends paid on, or proceeds received from disposition of, Company stock held by the Trust. The Company benefited from such distribution of dividend and stock sale proceeds to the settlement fund and from the utilization of tax credits during 1998 and 1997.

Cumulative Effect of Accounting Change

Effective January 1, 1998, the Company changed its method of accounting for glass furnace rebuild costs to the capitalization method from the allowance method. Under the capitalization method, costs to periodically rebuild the refractory components of the glass furnaces are capitalized when incurred and depreciated on a straight-line basis over the estimated useful life of the rebuild. The capitalization method provides an improved measure of the Company's capital investment and is consistent with industry practice. Previously, estimated costs to rebuild furnaces were credited to an allowance and charged to operations over the estimated period to the next rebuild date. The cumulative effect of this change in accounting principle increases 1998 earnings by $27.4 million ($0.17 per share), net of taxes of $17.9 million. This change resulted in an increase in depreciation expense but eliminated the provision for furnace rebuilds. The pro forma effect of this change on net income was not material.

Due to the factors discussed above, the Company's net income for the first quarter of 1998 was $53.4 million, or $0.33 per share. Net income for the first quarter of 1997 was $27.5 million, or $0.17 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's agreements with its lenders contain a number of financial and general covenants. These include, among other things, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions by Johns Manville International Group, Inc., the Company's wholly owned subsidiary, which owns all of the Company's operating subsidiaries, and restrictions on intercompany transactions, including transfers of cash. As of March 31, 1998, the maximum amount available for dividends to be paid by Johns Manville International Group, Inc. under its most restrictive debt covenants was approximately $260 million. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At March 31, 1998, the Company was in compliance with these covenants.

In April 1998, the Company announced its intention to refinance its $400 million of 10 7/8% Senior Notes due 2004 (the "Senior Notes"). The refinancing will consist of a tender offer for cash and consent solicitation for the proposed amendments of certain of the covenants and provisions in the indenture relating to the Senior Notes. The anticipated prepayment of the Senior Notes will result in an extraordinary loss on the early extinguishment of debt in the second quarter of 1998. Based on the notes and consents tendered as of May 8, 1998, the consent solicitation expiration date, the tender price of 111.996 and related costs, the pretax extraordinary loss would be approximately $50 million. In conjunction with the tender offer, the Company intends to consummate unsecured revolving credit facilities (the "credit facilities") totaling $750 million, the proceeds of which will be used to refinance the Company's Senior Notes, fund acquisitions and capital expenditures, and for other corporate purposes. The credit facilities contain financial covenants which include coverage ratios, consolidated net worth requirements and restrictions on borrowings. The Company also expects to cancel its $100 million receivables sale facility and its $75 million international revolving line of credit at consummation of the credit facilities.

At March 31, 1998, the Company had net working capital of $264.8 million, including cash and marketable securities totaling $111.7 million. Total cash and marketable securities located outside the U.S. and Canada were approximately $18 million. At December 31, 1997, the Company's cash and marketable securities totaled $169.1 million. The Company's international subsidiaries had borrowing and working capital facilities totaling $85 million, of which $65.2 million was available at March 31, 1998.

The Company's net operating activities provided $14.2 million of cash during the first quarter of 1998. Net operating activities for the same period of 1997 provided $11.4 million. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. As discussed in "Results of Operations," the effects of increased sales volumes were partially offset by selling price declines during the first quarter of 1998. Operating activities also included usages for net working capital builds in anticipation of the construction season, which typically peaks during the third quarter. The Company's 1998 operating results are expected to benefit from the continuing integration of acquisitions. A slightly higher level of U.S. housing starts during the first quarter of 1998 compared with the same period of 1997 should continue to benefit the building insulation business.

Capacity-related competitive pricing pressures are expected to stabilize for the building insulation, mats and fibers and filtration businesses during the year. However, competitive pressures may continue to adversely effect the results of the Roofing Systems segment.

The Company's investing activities for the quarter ended March 31, 1998 included $23 million for acquisitions and capital expenditures of $22.4 million. The Company estimates 1998 capital expenditures of approximately $128 million, of which approximately $55 million relate to capacity expansion projects. As of March 31, 1998, outstanding purchase commitments for capital projects totaled $24.8 million. Investing activities for the first quarter of 1997 included the combined purchase prices for acquisitions of $113 million, net of cash acquired, and capital expenditures of $19 million.

The Company's financing activities for the first quarter of 1998 consisted of repayments of debt totaling $13 million incurred in connection with 1997 acquisitions. The Company paid a regular quarterly dividend of $.04 per common share totaling $6.5 million, and $.03 per common share totaling $4.8 million in the first quarter of 1998 and 1997, respectively. During 1997, the Company borrowed $55 million from international credit facilities to partially finance 1997 acquisitions, of which $10 million was subsequently repaid. Also during 1997, the Company repaid debt totaling $30 million assumed in connection with 1996 acquisitions.

The Company sold its five percent net smelter royalty on certain metals produced by the Stillwater Mining Company for $36 million in cash in April 1998. Also during April 1998, the Company purchased 3.6 million shares of its common stock from the Trust at $13 per share, and accordingly, will recognize additional treasury stock, at cost, of $46.8 million in the second quarter of 1998.

Contingent Product Liability

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

Pursuant to reimbursement agreements with the Company's liability carriers and former owner of the phenolic roofing insulation business, the Company has been reimbursed for a portion of historical costs incurred and is entitled to receive reimbursement for a substantial portion of future costs to be incurred by the Company for inspection and remediation.

In 1996, the Company and a third party were named as defendants in two class action cases filed in U.S. District Court in Boston, Massachusetts. The plaintiffs purport to represent all building owners in the U.S. with phenolic insulation installed on their roof decks and seek damages and injunctive relief, including an order requiring the removal and replacement of the phenolic insulation and remediation of any deck corrosion. The Company intends to defend these allegations vigorously.

The Company has reviewed its historical inspection and remediation experience and the terms and collectibility of amounts payable under the reimbursement agreements in light of the contingencies described above. Based on the information available to date and subject to the assumptions described above, if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Environmental Contingencies

At March 31, 1998, the Company had remediation activities in progress at nine sites, out of a total of 19 such sites for which the Company has identified environmental conditions requiring remediation. In addition, the Company has been identified as a potentially responsible party at 24 non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 24 sites, the Company's potential liability for 17 sites will be determined pursuant to the settlement agreement described in the following paragraph. The remaining seven sites are not subject to the agreement and, accordingly, the Company could be jointly and severally liable for costs of remediating these sites.

In 1994, the U.S. government and the Company settled certain litigation concerning the Company's disposal activities prior to consummation of its plan of reorganization. The settlement agreement, which was made an order of the court, limits the Company's future liability under both CERCLA and the Resource Conservation and Recovery Act ("RCRA") to 55 percent of its share of site-wide response costs and natural resources damages without regard to joint and several liability for disposals made by the Company prior to consummation of the Company's plan of reorganization. The agreement resolved the Company's liability at certain historical sites and also covers CERCLA and RCRA liability for other disposal sites at which the Environmental Protection Agency ("EPA") has incurred or may incur response costs and which were used by the Company prior to the consummation of the plan of reorganization. The agreement provides that the amount the Company will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year. The EPA and others from time to time commence cleanup activities at such sites and in the future the EPA and others may assert claims against the Company with respect to such sites. The Company believes that all such activities and claims, if any, will be subject to the agreement.

As a result of factors such as changes in federal and state regulations, the application and effectiveness of remedial actions, the difficulty in assessing the extent of environmental contamination, and the allocation of costs among potentially responsible parties, actual costs to be incurred for environmental cleanup may vary from previous estimates. Subject to the uncertainties inherent in evaluating environmental exposures, and based on information presently available, including the Company's historical remediation experience, currently enacted environmental laws and regulations, and existing remediation technology, the Company believes that if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Year 2000 Compliance

The Company is engaged in a comprehensive project to modify its computer software for year 2000 compliance. Based on current estimates, spending to upgrade or replace the Company's software or systems related to year 2000 compliance is not expected to exceed $5 million through 1999. Although it is not possible to quantify the impacts year 2000 compliance issues will have on customers or suppliers, the Company does not anticipate related material adverse effects on its financial condition, liquidity or results of operations.

Acquisition

In March 1998, the Company announced it had signed an agreement to acquire substantially all the assets of Exeltherm Inc., a Canadian producer of polyisocyanurate foam products for commercial/industrial and residential construction. The acquisition will complement existing businesses of the Insulation and Roofing Systems segments. This transaction was completed in May 1998.

The Company believes that its current cash position, funds available under credit facilities, and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, the Company may need to access capital markets to pay the principal of its credit facilities, or in connection with possible significant future acquisitions.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning the (i) expected benefits from the continuing integration of acquisitions and capacity expansions, (ii) effect on the building insulation business resulting from first quarter 1998 U.S. housing starts, (iii) possible price stabilization in the current year in the building insulation, mats and fibers and filtration industries, (iv) Company's expectations concerning levels of capital spending and funding of current operations, debt service and future acquisitions, (v) Company's intention to refinance its outstanding Senior Notes, (vi) Company's expectations as to contingencies related to phenolic roofing insulation and environmental liabilities, and (vii) Company's estimates concerning year 2000 compliance issues, constitute such forward-looking statements. See "Liquidity and Capital Resources."

Forward-looking statements of the Company are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. Important factors relating to such risks and uncertainties are set forth below.

Factors that could affect the forward-looking statements generally are related to demand for the Company's products, overall capacity levels in the industry and the overall competitive environment in which the Company operates. These factors are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Factors that could affect the Company's refinancing intentions and expected levels of capital spending and funding of current operations, debt service and dividends, include, without limitation, the general factors noted above, the level of cash flow generated by the Company and the ability of the Company to otherwise fund such commitments, which in turn could be affected by general U.S. and international economic conditions as well as financial market conditions.

The Company's ability to realize expected benefits from acquisitions depends on a number of factors including, without limitation, successful integration of newly acquired operations, technology, products, employees and the overall economic factors referred to above.

For a discussion of factors concerning contingencies related to phenolic roofing insulation, environmental matters and year 2000 compliance, see "Liquidity and Capital Resources - Contingent Product Liability, Environmental Contingencies, and Year 2000 Compliance."

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

Not applicable.

ITEM 2.  CHANGES IN SECURITIES.
         ---------------------

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     On April 24, 1998, the Company's Annual Meeting of Stockholders was held in Denver, Colorado and the following items were voted upon and approved by the stockholders.

     1.  The following Directors were elected by the stockholders:

       NAME                           FOR            VOTE WITHHELD
       ----                           ---            -------------
       Leo Benatar                157,509,136           209,824
       Ernest H. Drew             157,505,730           213,230
       Robert A. Falise           157,501,892           217,068
       Todd Goodwin               157,507,793           211,167
       Michael N. Hammes          157,508,818           210,142
       Kathryn Rudie Harrigan     157,513,369           205,591
       Charles L. Henry           157,517,873           201,087
       Louis Klein, Jr.           157,500,046           218,914
       Frank J. Macchiarola       157,501,923           217,037
       Christian E. Markey, Jr.   157,495,502           223,458
       William E. Mayer           157,515,098           203,862

     2. Approval of the appointment of the firm of Coopers & Lybrand L.L.P. as independent accountants of the Company for the fiscal year ending December 31, 1998.

       For:          157,612,211       Against:            50,865
       Abstain:           55,884       Broker Non-Vote:       -0-

ITEM 5.  OTHER INFORMATION.
         ------------------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

    (a)  Exhibits.
         --------

         Exhibit 10.1, Share Repurchase Agreement, dated as of April
         14, 1998, between Johns Manville Corporation and Manville Personal Injury Settlement Trust.

         Exhibit 18, Letter of Coopers and Lybrand L.L.P. regarding Change in Accounting Principles.

         Exhibit 27.1, Financial Statement Schedules.

    (b)  Form 8-K.
         --------

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



                                  JOHNS MANVILLE CORPORATION
                                  --------------------------
                                        (Registrant)



Date:  May 14, 1998           By:    R. B. Von Wald
                                  --------------------------
                                     R. B. Von Wald
                                     Executive Vice President,
                                     General Counsel and Secretary



Date:  May 14, 1998           By:    J. P. Murphy
                                  --------------------------
                                     J. P. Murphy
                                     Senior Vice President and
                                     Chief Financial Officer