Form 10-Q
period 1998-06-30
JOHNS MANVILLE CORP /NEW/
filed 1998-08-14
CIK 355473

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                      OR

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

Yes [X]     No [_]

     At August 4, 1998, there were 158,478,398 shares of the registrant's common stock outstanding.

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
                             (Thousands of dollars)
                                  (Unaudited)


                                                     June 30,   December 31,
ASSETS                                                   1998           1997
-------------------------------------------------  ----------   ------------
Current Assets
 Cash and equivalents                              $   15,371     $  132,137
 Marketable securities, at cost,
  which approximates market                             8,661         36,929
 Receivables                                          286,934        221,943
 Inventories                                          140,378        127,061
 Prepaid expenses                                      15,940         11,409
 Deferred tax assets                                   37,162         42,006
                                                   ----------     ----------
   Total Current Assets                               504,446        571,485

Property, Plant and Equipment,
 net of accumulated depreciation
 of $667,584 and $639,711, respectively               848,303        797,759
Deferred Tax Assets                                   181,285        194,836
Goodwill                                              227,636        202,844
Other Assets                                          225,992        213,610
                                                   ----------     ----------
                                                   $1,987,662     $1,980,534
=================================================  ==========   ============

LIABILITIES
-------------------------------------------------  ----------   ------------
Current Liabilities
 Short-term debt                                   $    3,251     $    1,767
 Accounts payable                                     124,100        114,638
 Compensation and employee benefits                    85,369         84,221
 Income taxes                                          15,872          8,703
 Other accrued liabilities                             71,671         86,785
                                                   ----------     ----------
 Total Current Liabilities                            300,263        296,114

Long-Term Debt, less current portion                  446,876        456,294
Postretirement Benefits Other Than Pensions           196,937        197,419
Deferred Income Taxes and Other
 Noncurrent Liabilities                               318,437        337,624
                                                   ----------     ----------
                                                    1,262,513      1,287,451
                                                   ----------     ----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
-------------------------------------------------  ----------   ------------
Common Stock                                            1,631          1,628
Capital in Excess of Par Value                        542,975        540,422
Treasury Stock, at cost                               (63,067)       (16,522)
Unearned Stock Compensation                            (5,523)        (7,224)
Retained Earnings                                     239,346        165,492
Accumulated Other Comprehensive Income (Note 7)         9,787          9,287
                                                   ----------     ----------
                                                      725,149        693,083
                                                   ----------     ----------
                                                   $1,987,662     $1,980,534
=================================================  ==========   ============

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                                                    Three Months              Six Months
                                                                  Ended June 30,          Ended June 30,
                                                             -------------------   ---------------------
                                                                 1998       1997       1998         1997
                                                             --------   --------   --------   ----------
Net Sales                                                    $445,224   $428,036   $834,560     $807,046
Cost of Sales                                                 325,376    310,097    618,964      588,451
Selling, General and Administrative                            45,042     44,042     87,942       84,503
Research, Development
 and Engineering                                                8,282      7,611     15,897       14,888
Other Income (Expense), net
 (Note 2)                                                      34,464     (3,254)    34,361       (6,474)
                                                             --------   --------   --------     --------
Income from Operations                                        100,988     63,032    146,118      112,730
Interest Income                                                 1,587      1,798      3,452        4,753
Interest Expense                                                9,919     12,292     21,977       25,099
                                                             --------   --------   --------     --------
Income before Income Taxes,
 Extraordinary Item and Cumulative
 Effect of Accounting Change                                   92,656     52,538    127,593       92,384
Income Tax Expense (Note 3)                                    27,688     15,363     36,595       27,717
                                                             --------   --------   --------     --------
Income before Extraordinary Item and
 Cumulative Effect of Accounting
 Change                                                        64,968     37,175     90,998       64,667
Extraordinary Loss on Early
 Extinguishment of Debt,
 net of tax (Note 4)                                          (31,754)              (31,754)
Cumulative Effect of a Change in
 Accounting for Furnace Rebuilds,
 net of tax (Note 5)                                                                 27,409
                                                             --------   --------   --------     --------
Net Income                                                   $ 33,214   $ 37,175   $ 86,653     $ 64,667
===========================================================  ========   ========   ========     ========

Comprehensive Income (Note 7)                                $ 35,419   $ 33,757   $ 87,153     $ 55,210
                                                             ========   ========   ========     ========

EARNINGS PER COMMON SHARE
-----------------------------------------------------------
Basic:
Income before Extraordinary Item and
 Cumulative Effect of Accounting
 Change                                                      $    .41   $    .23   $    .57     $    .40
Extraordinary Loss on Early
 Extinguishment of Debt,
 net of tax (Note 4)                                             (.20)                 (.20)
Cumulative Effect of a Change in
 Accounting for Furnace Rebuilds,
 net of tax (Note 5)                                                                    .17
                                                             --------   --------   --------     --------
Net Income                                                   $    .21   $    .23   $    .54     $    .40
===========================================================  ========   ========   ========     ========
Diluted:
Income before Extraordinary Item and
 Cumulative Effect of Accounting
 Change                                                      $    .40   $    .23   $    .56     $    .40
Extraordinary Loss on Early
 Extinguishment of Debt,
 net of tax (Note 4)                                             (.20)                 (.20)
Cumulative Effect of a Change in
 Accounting for Furnace Rebuilds,
 net of tax (Note 5)                                                                    .17
                                                             --------   --------   --------     --------
Net Income                                                   $    .20   $    .23   $    .53     $    .40
===========================================================  ========   ========   ========     ========
See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)


                                                                   Six Months
                                                               Ended June 30,
                                                       ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                       1998         1997
-----------------------------------------------------  ---------   ----------
Net income                                             $  86,653    $  64,667
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           46,376       38,676
  Deferred taxes                                           1,532        4,475
  Cumulative effect of accounting change                 (27,409)
  Other, net                                               6,707       17,440
(Increase) decrease in current assets:
 Receivables                                             (55,773)     (45,517)
 Inventories                                              (2,555)     (11,017)
 Prepaid expenses                                         (2,669)       1,618
Increase (decrease) in current liabilities:
 Accounts payable                                          3,160      (10,426)
 Compensation and employee benefits                         (957)     (10,886)
 Income taxes                                              5,397       (3,848)
 Other accrued liabilities                               (12,116)       3,995
Change in other noncurrent liabilities                   (18,513)     (24,185)
                                                       ---------    ---------
Net cash provided by operating activities                 29,833       24,992
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------
Purchases of property, plant and equipment               (52,417)     (47,099)
Acquisitions                                             (55,037)     (92,995)
Proceeds from sales of assets                              3,191        9,293
Purchases of held-to-maturity securities                  (2,748)        (644)
Purchases of available-for-sale securities                  (541)        (727)
Proceeds from maturities of held-to-maturity
 securities                                               13,553        1,516
Proceeds from sales or maturities of
 available-for-sale securities                            20,403       15,606
Increase in other assets                                  (5,007)      (6,717)
                                                       ---------    ---------
Net cash used in investing activities                    (78,603)    (121,767)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------
Issuance of debt                                         411,234       56,000
Payments on debt                                        (422,796)     (40,138)
Dividends on common stock                                (12,929)      (9,690)
Treasury and other stock transactions                    (43,521)         240
                                                       ---------    ---------
Net cash provided by (used in) financing activities      (68,012)       6,412
                                                       ---------    ---------

Effect of Exchange Rate Changes on Cash                       16       (1,032)
                                                       ---------    ---------
Net Decrease in Cash and Equivalents                    (116,766)     (91,395)
Cash and Equivalents at Beginning of Period              132,137      206,605
                                                       ---------    ---------
Cash and Equivalents at End of Period                  $  15,371    $ 115,210
=====================================================  =========    =========

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The condensed consolidated financial statements of Johns Manville Corporation (the "Company") as of June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998 and 1997 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. The Company has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding the Company's accounting policies, operations and financial position is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:


                              (Thousands of dollars)
                              June 30,  December 31,
                                  1998          1997
                              --------  ------------
Finished goods                $ 92,742      $ 82,082
Raw materials and supplies      35,252        34,110
Work-in-process                 12,384        10,869
                              --------      --------
                              $140,378      $127,061
                              ========      ========

Note 2 - Other Income (Expense)

The Company sold its five percent net smelter royalty on certain metals produced by the Stillwater Mining Company for cash resulting in other income of $36 million in April 1998.

Note 3 - Income Taxes

The Company's year-to-date effective tax rates were approximately 29 percent and 30 percent in 1998 and 1997, respectively. The Company receives a tax deduction and a related reduction in its effective tax rate when the Manville Personal Injury Settlement Trust (the "Trust") pays claimants or makes distributions to a specific settlement fund from dividends paid on, or proceeds received from disposition of, Company stock held by the Trust (see Note 6). The Company benefited from such distribution of dividend and stock sale proceeds to the settlement fund and from the utilization of tax credits during 1998 and 1997.

Note 4 - Debt

In May 1998, the Company consummated a cash tender offer for substantially all of its $400 million of 10 7/8% Senior Notes due 2004 (the "Senior Notes"). This transaction resulted in an extraordinary loss on the early extinguishment of debt of $31.8 million, net of taxes of $18.1 million, in the second quarter of 1998. In conjunction with the tender offer, the Company arranged unsecured multicurrency revolving credit facilities (the "credit facilities") totaling approximately $750 million at a floating interest rate of LIBOR plus an additional margin, with an initial termination date of May 15, 2003. The Company used $450 million of the credit facilities to repurchase the Senior Notes. At June 30, 1998, $411 million of borrowings under the credit facilities were outstanding. The remaining credit facilities are available for funding acquisitions and capital expenditures, and other corporate purposes. The Company also canceled its $100 million receivables sale facility and its $75 million revolving line of credit available to international subsidiaries.

In order to fix a portion of the Company's variable interest rate debt and reduce the aggregate risk to movements in interest rates, the Company entered into interest rate swap transactions with notional values totaling approximately $178 million. In addition to reducing risk, the interest rate swaps have a correlation to the underlying debt obligation, and therefore, qualify for hedge accounting. Related amounts payable or receivable are accrued on a current basis as adjustments to interest expense. Any gains (losses) on the termination of the interest rate swaps are deferred and recognized over periods corresponding to the related obligation being hedged. The Company does not use derivative instruments for trading purposes. As of June 30, 1998, there were no material impacts on the Company's financial condition, liquidity or results of operations due to the interest rate swap transactions.

Note 5 - Cumulative Effect of Accounting Change

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

Note 6 - Earnings Per Common Share and Equity

Basic and diluted earnings per common share amounts were determined using the reported net income and the following common equivalent shares:

                          Second Quarter               First Six Months
                    1998            1997         1998              1997
             ---------------------------  -----------------------------
  Basic      158,726,000     161,537,000  160,174,000       161,527,000
  Diluted    161,655,000     162,959,000  162,625,000       163,017,000

The difference between the basic and diluted weighted average shares outstanding is due to stock options, deferred stock rights and contingent shares.

The Company paid regular quarterly dividends of $0.04 per common share totaling $6.5 million, and $0.08 per common share totaling $12.9 million, for the second quarter and first six months of 1998, respectively. The Company paid regular quarterly dividends of $0.03 per common share totaling $4.8 million, and $0.06 per common share totaling $9.7 million, for the second quarter and first six months of 1997, respectively.

In April 1998, the Company purchased 3.6 million shares of its common stock from the Trust at $13 per share. Accordingly, the Company recorded treasury stock, at cost, of $46.8 million in the second quarter of 1998.

Note 7 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income generally includes changes in separately reported components of equity along with net income. The Company's comprehensive income for 1998 and 1997 includes net income as reported and foreign currency translation adjustments.

Note 8 - Acquisitions

In January 1998, the Company acquired the assets of a U.S. manufacturer of reinforced thermoplastic roofing systems and also acquired a plant associated with the Insulation segment, which manufactures calcium silicate pipe and block insulation, and fireproof board. In May 1998, the Company acquired Exeltherm, a Canadian producer of polyisocyanurate foam products for commercial/industrial roofing and residential construction. Also in May 1998, the Company acquired Skandinaviska Jute, which owns Tasso AB, a European manufacturer of fiber glass wall coverings. This acquisition is associated with businesses of the Engineered Products segment.

The combined purchase price for these acquisitions, accounted for under the purchase method, was $55 million which was financed from existing cash balances. The excess of the combined purchase prices over the estimated fair value of net assets acquired, or goodwill, amounted to approximately $30 million.

Note 9 - New Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, effective for periods beginning after December 15, 1997, revises the required disclosures for employee benefit plans, but does not change the measurement or recognition of such plans.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, the Company cannot determine the effects, if any, adopting this statement will have on its financial condition, liquidity or results of operations.

Note 10 - Business Segment Information

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
                                          (Thousands of dollars)
                                                    Three Months
                                                  Ended June 30,
                                       -------------------------
NET SALES                                  1998             1997
-------------------------------------  -------------------------
Insulation                             $173,226         $177,246
Roofing Systems                         147,346          136,553
Engineered Products                     131,348          122,231
Eliminations                             (6,696)          (7,994)
-------------------------------------  --------         --------
Net Sales                              $445,224         $428,036
=====================================  ========         ========

INCOME FROM OPERATIONS
-------------------------------------
Insulation                             $ 23,181         $ 25,533
Roofing Systems                          15,381           15,003
Engineered Products                      26,438           22,496
Corporate and Eliminations (Note 2)      35,988
-------------------------------------  --------         --------
Income from Operations                 $100,988         $ 63,032
=====================================  ========         ========

                                                      Six Months
                                                  Ended June 30,
                                       -------------------------
NET SALES                                  1998             1997
-------------------------------------  -------------------------
Insulation                             $337,605         $351,403
Roofing Systems                         252,769          235,605
Engineered Products                     257,200          238,341
Eliminations                            (13,014)         (18,303)
-------------------------------------  --------         --------
Net Sales                              $834,560         $807,046
=====================================  ========         ========

INCOME FROM OPERATIONS
-------------------------------------
Insulation                             $ 41,690         $ 48,871
Roofing Systems                          19,748           20,155
Engineered Products                      48,692           43,704
Corporate and Eliminations (Note 2)      35,988
-------------------------------------  --------         --------
Income from Operations                 $146,118         $112,730
=====================================  ========         ========

Net sales included in Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Roofing Systems segment (at prices approximating market).

ITEM 2.

                          JOHNS MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net sales in the second quarter of 1998 increased $17.2 million, or 4 percent, to $445.2 million compared with $428 million for the same period of 1997. Gross profit increased $1.9 million to $119.8 million from $117.9 million. The lower gross profit margin for the second quarter of 1998 of 26.9 percent compared with 27.6 percent for 1997 was due principally to lower selling prices in several businesses, partially offset by volume increases. During the second quarter of 1998, efficiencies reflecting the integration of acquisitions resulted in lower selling, general and administrative expenses as a percent of sales compared with the same period of 1997. Meanwhile, research, development and engineering was higher for 1998 when compared with the second quarter of 1997 due to increased manufacturing process development costs. Other income was $34.5 million for the second quarter of 1998 compared with other expense of $3.3 million for the same period of 1997 as 1998 included proceeds of $36 million from the sale of the Company's five percent net smelter royalty on certain metals produced by the Stillwater Mining Company. Excluding these proceeds, income from operations for the second quarter of 1998 was $65 million, up 3 percent, compared with $63 million for the second quarter of 1997.

The Company's net sales for the first six months of 1998 increased $27.6 million, or 3.4 percent, to $834.6 million compared with $807 million for the same period of 1997. Gross profit decreased $3 million to $215.6 million from $218.6 million. The lower gross profit margin for the first half of 1998 of 25.8 percent compared with 27.1 percent for 1997 was due principally to lower selling prices in several businesses, partially offset by volume increases. Selling, general, administrative and research, development and engineering expenses, combined, increased $4.4 million, or 4.5 percent, to $103.8 million. These expenses were slightly higher as a percentage of sales, due in part to acquisition-related costs and the impact of lower selling prices. Other income was $34.4 million for the first six months of 1998 compared with other expense of $6.5 million for the same period of 1997. Other income for 1998 included the mining royalty proceeds and the proceeds from the settlement of previously escrowed funds. Exclusive of the mining royalty proceeds, income from operations for the first six months of 1998 was $110.1 million, down 2.3 percent, compared with $112.7 million for 1997.

Consistent with the Company's internal reporting, business segments discussed below include allocated corporate expenses.

Insulation Segment
The Insulation segment's net sales decreased $4 million, or 2.3 percent, and $13.8 million, or 3.9 percent, for the second quarter and first six months of 1998 compared with the same periods of 1997. Income from operations decreased $2.4 million, or 9.2 percent, and $7.2 million, or 14.7, percent for the second quarter and first six months of 1998 compared with the same periods of 1997. Despite volume gains due to strong U.S. construction markets, the building insulation business experienced continued pricing pressures during the first quarter and the early part of the second quarter of 1998 compared with 1997. These lower selling prices, which have recently improved, led to lower margins and an overall decrease in operating income during the second quarter and first six months of 1998. During the second quarter of 1998, competition from alternate materials resulted in lower sales of automotive products, while other commercial/industrial businesses were negatively impacted by downtime for equipment upgrades. For the first six months of 1998, however, these declines were partially offset by higher selling prices in mechanical insulations.

Roofing Systems Segment
Net sales for the Roofing Systems segment increased $10.8 million, or 7.9 percent, and $17.2 million, or 7.3 percent, for the second quarter and first six months of 1998 compared with the same periods of 1997 due to incremental volume increases from the recent thermoplastic membranes acquisitions. Excluding the impacts of acquisitions, net sales moderately declined for the second quarter and first six months of 1998 compared with 1997, reflecting decreased roofing activity caused by adverse weather conditions in early 1998. Income from operations for the second quarter of 1998 increased slightly to $15.4 million from $15 million for the second quarter of 1997 due to acquisitions and favorable construction markets in the U.S. and Canada. However, operating income decreased slightly for the first six months to $19.7 million from $20.2 million as a result of acquisition costs and the impact of weather-related construction delays.

Engineered Products Segment
The Engineered Products segment's net sales increased $9.1 million, or 7.5 percent, and $18.9 million, or 7.9 percent, for the second quarter and first six months of 1998 compared with the same periods of 1997. Income from operations increased $3.9 million, or 17.5 percent, and $5 million, or 11.4 percent, for the same periods. These increases are primarily due to volume increases from the Company's European operations which include the May 1997 acquisition of Mitex and the May 1998 acquisition of Tasso AB, both manufacturers of fiber glass wall covering fabrics. Volume increases in the U.S. mats and fibers business were partially offset by weather-related declines in roofing mat shipments and lower selling prices. Results in filtration decreased for the second quarter and first six months of 1998 due to lower selling prices.

Other Income (Expense)
The Company sold its five percent net smelter royalty on certain metals produced by the Stillwater Mining Company for cash resulting in other income of $36 million in April 1998.

Interest
Compared with the corresponding quarter and six month periods of 1997, the Company's interest income decreased due to lower average cash and marketable securities balances.

The Company's interest expense decreased $2.4 million and $3.1 million for the second quarter and the first six months of 1998 compared with the same periods of 1997 primarily due to the purchase of substantially all of the Company's $400 million of 10 7/8% Senior Notes in May 1998 using revolving credit facilities with significantly lower interest rates.

Income Taxes
The Company's year-to-date effective tax rates were approximately 29 percent and 30 percent in 1998 and 1997, respectively. The Company receives a tax deduction and a related reduction in its effective tax rate when the Manville Personal Injury Settlement Trust (the "Trust") pays claimants or makes distributions to a specific settlement fund from dividends paid on, or proceeds received from disposition of, Company stock held by the Trust. The Company benefited from such distribution of dividend and stock sale proceeds to the settlement fund and from the utilization of tax credits during 1998 and 1997.

Under Section 468B of the U.S. Internal Revenue Code, the Company is responsible for income taxes on the taxable income of the Trust's specific settlement fund at a tax rate of 15 percent. Any such taxes paid by the Company will generate a tax deduction for the Company. Although the Company cannot predict the amount of any such future tax obligations, the Company does not expect related future liabilities to have a material adverse effect on the Company's financial condition, liquidity or results of operations. However, this liability could be material in certain situations including the Trust monetizing, and retaining the proceeds of, a significant portion of its investment in the Company's common stock or the settlement of this obligation between the Company and the Trust.

Debt
In May 1998, the Company consummated a cash tender offer for substantially all of its $400 million of 10 7/8% Senior Notes due 2004 (the "Senior Notes"). This transaction resulted in an extraordinary loss on the early extinguishment of debt of $31.8 million ($0.20 per share), net of taxes of $18.1 million, in the second quarter of 1998. In conjunction with the tender offer, the Company arranged unsecured multicurrency revolving credit facilities (the "credit facilities") totaling approximately $750 million at a floating interest rate of LIBOR plus an additional margin, with an initial termination date of May 15, 2003. The Company used $450 million of the credit facilities to repurchase the Senior Notes. At June 30, 1998, $411 million of borrowings under the credit facilities were outstanding. The remaining credit facilities are available for funding acquisitions and capital expenditures, and other corporate purposes. The Company also canceled its $100 million receivables sale facility and its $75 million revolving line of credit available to international subsidiaries.

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

Due to the factors discussed above, the Company's net income for the second quarter of 1998 was $33.2 million, or $0.20 per diluted share, compared with net income for the second quarter of 1997 of $37.2 million, or $0.23 per diluted share. Year-to-date net income for 1998 was $86.7 million, or $0.53 per diluted share compared with net income for the same period of 1997 of $64.7 million, or $0.40 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's agreements with its lenders contain financial and general covenants. These include, among other things, limitations on borrowings, investments and asset dispositions, and maintenance of various financial ratios. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At June 30, 1998, the Company was in compliance with these covenants.

At June 30, 1998, the Company had net working capital of $204.2 million, including cash and marketable securities totaling $24 million. Total cash and marketable securities located outside the U.S. and Canada were approximately $15.3 million. At December 31, 1997, the Company's cash and marketable securities totaled $169.1 million. The Company had approximately $330 million available for use at June 30, 1998 from its unsecured multicurrency revolving credit facilities. In addition, the Company's international subsidiaries had borrowing and working capital facilities totaling approximately $10 million, of which $7.3 million was available at June 30, 1998.

The Company's net operating activities provided $29.8 million of cash during the first half of 1998. Net operating activities for the same period of 1997 provided $25 million. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. As discussed in "Results of Operations," the effects of increased sales volumes were partially offset by lower selling prices during 1998. Operating activities for 1998 also included cash usages to build working capital for the construction season, which typically peaks during the third quarter. The Company expects 1998 operating results to continue to benefit from the integration of acquisitions. A moderately higher level of U.S. housing starts during 1998 compared with 1997, in addition to recent price improvements, should continue to benefit the building insulation business. Capacity-related competitive pricing pressures are expected to stabilize for the building insulation, mats and fibers and filtration businesses during the year. Operating activities for 1998 also included the gain from the sale of the Stillwater mining royalty, offset by the premium on the prepayment of the Senior Notes.

The Company's investing activities for the six months ended June 30, 1998 included $55 million for acquisitions and capital expenditures of $52.4 million. The Company estimates 1998 capital expenditures of approximately $128 million, of which approximately $55 million relate to capacity expansion projects. As of June 30, 1998, outstanding purchase commitments for capital projects totaled $19 million. Investing activities for the first half of 1997 included the combined purchase prices for acquisitions of $93 million, net of cash acquired, and capital expenditures of $47.1 million.

The Company's financing activities for the first half of 1998 consisted of repayments of debt totaling $422.8 million and issuances of debt totaling $411.2 million, net, relating primarily to the May 1998 Senior Note purchase. In addition, the Company purchased 3.6 million shares of its common stock from the Trust at $13 per share, and accordingly, recognized treasury stock, at cost, of $46.8 million in 1998. The Company paid two regular quarterly dividends totaling $12.9 million and $9.7 million during 1998 and 1997, respectively. During the third quarter of 1998, the Company increased the quarterly dividend rate from $0.04 to $0.06 per share. During 1997, the Company borrowed $55 million from international credit facilities to partially finance 1997 acquisitions, of which $10 million was repaid by June 30, 1997. The remainder was repaid by April 1998. Also during 1997, the Company repaid debt totaling $30 million assumed in connection with 1996 acquisitions.

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

In 1996, the Company and a third party were named as defendants in two class action cases, now consolidated, filed in U.S. District Court in Boston, Massachusetts. The plaintiffs purport to represent all building owners in the U.S. with phenolic insulation installed on their roof decks and seek damages and injunctive relief, including an order requiring the removal and replacement of the phenolic insulation and remediation of any deck corrosion. The Company intends to defend these allegations vigorously.

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

Environmental Contingencies
At June 30, 1998, the Company had remediation activities in progress at nine sites, out of a total of 19 such sites for which the Company has identified environmental conditions requiring remediation. In addition, the Company has been identified as a potentially responsible party at 25 non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 25 sites, the Company's potential liability for 19 sites will be determined pursuant to the settlement agreement described in the following paragraph. The remaining six sites are not subject to the agreement and, accordingly, the Company could be jointly and severally liable for costs of remediating these sites.

In 1994, the U.S. government and the Company settled certain litigation concerning the Company's disposal activities prior to consummation of its plan of reorganization. The settlement agreement, which was made an order of the court, limits the Company's future liability under both CERCLA and the Resource Conservation and Recovery Act ("RCRA") to 55 percent of its share of site-wide response costs and natural resources damages without regard to joint and several liability for disposals made by the Company prior to consummation of the Company's plan of reorganization. The agreement resolved the Company's liability at certain historical sites and also covers CERCLA and RCRA liability for other disposal sites at which the Environmental Protection Agency ("EPA") has incurred or may incur response costs and which were used by the Company prior to the consummation of the plan of reorganization. The agreement provides that the amount the Company will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year. The EPA and others from time to time commence cleanup activities at such sites, and in the future, the EPA and others may assert claims against the Company with respect to such sites. The Company believes that all such activities and claims, if any, will be subject to the agreement.

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

Year 2000 Compliance
The Company is engaged in a comprehensive project, including the development of appropriate contingency plans, to modify its computer software for year 2000 compliance. Based on current estimates, spending to upgrade or replace the Company's embedded technology, software and systems related to year 2000 compliance is not expected to exceed $5 million through the completion of the project in 1999. The majority of these costs relate to embedded technology. The Company is currently working with third parties to address year 2000 readiness. Although the impacts cannot currently be quantified, third party noncompliance is not expected to have material adverse effects on the Company's financial condition, liquidity or results of operations.

Pending Acquisitions
In May 1998, the Company announced an agreement in principle to acquire the Spunbond/Monofilament operations of the Hoechst Group's polyester business subject to regulatory approvals. The acquisition, with 1997 sales totaling approximately $250 million, will be part of the Engineered Products segment. Also in May 1998, the Company announced it had signed a letter of intent to acquire Manson Insulation, a Canadian producer of fiber glass pipe insulation, duct insulation, OEM products and metal building insulation.


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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning the (i) expected continued benefits from the integration of acquisitions and capacity expansions, (ii) effect on the building insulation business resulting from 1998 U.S. housing starts, (iii) possible price stabilization in the current year in the building insulation, mats and fibers and filtration businesses, (iv) Company's expectations concerning levels of capital spending and funding of current operations, debt service and future acquisitions, (v) Company's expectations as to contingencies related to taxes, phenolic roofing insulation and environmental liabilities, and (vi) Company's estimates concerning year 2000 compliance issues, constitute such forward-looking statements. See "Liquidity and Capital Resources."

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

For a discussion of factors concerning contingencies related to taxes, phenolic roofing insulation, environmental matters and year 2000 compliance, see "Results of Operations - Income Taxes" and "Liquidity and Capital Resources - Contingent Product Liability, Environmental Contingencies, and Year 2000 Compliance."

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        --------------------------------

   (a)  Exhibits.
        --------

        Exhibit 10.1, Amendment to Employment Agreement of Charles L. Henry dated April 1, 1998.

        Exhibit 10.2, Amendment to Employment Agreement of Thomas L. Caltrider dated April 1, 1998.

        Exhibit 10.3, Amendment to Employment Agreement of Harvey L. Perry, Jr. dated April 1, 1998.

        Exhibit 10.4, Employment Agreement of John P. Murphy dated as of December 1, 1997.

        Exhibit 10.5, $725,000,000 Revolving Multicurrency Credit Agreement dated May 15, 1998 among Johns Manville Corporation and Johns Manville International, Inc., as Borrowers; Bank of America National Trust and Savings Association, as Agent; Bancamerica Robertson Stephens and The Bank of New York, as Syndication Agents; and other financial institutions party thereto.

        Exhibit 10.6, $40,000,000 (CDN) Revolving Credit Agreement dated as of June 17, 1998 among Johns Manville Canada Inc., as Borrower; and Johns Manville Corporation and Johns Manville International, Inc., as Guarantors; Bank of Montreal, as Agent and Arranger; and other financial institutions party thereto.

        Exhibit 27.1, Financial Data Schedules.

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



                                        JOHNS MANVILLE CORPORATION
                                        --------------------------
                                              (Registrant)



Date:  August 14, 1998                  By:  D. D. Persson
                                           -----------------
                                             D. D. Persson
                                             Vice President, Assistant
                                             General Counsel and Secretary



Date:  August 14, 1998                  By:  J. P. Murphy
                                           ----------------
                                             J. P. Murphy
                                             Senior Vice President and
                                             Chief Financial Officer