Form 10-Q
period 1998-09-30
JOHNS MANVILLE CORP /NEW/
filed 1998-11-16
CIK 355473

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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
   (State or other jurisdiction of                         (I.R.S. Employer
          incorporation or                                 Identification No.
           organization))


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

Yes [x]    No  [_]

     At November 9, 1998, there were 158,576,088 shares of the registrant's common stock outstanding.

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
                            (Thousands of dollars)
                                  (Unaudited)

                                               September 30,   December 31,
ASSETS                                                 1998           1997
---------------------------------------------------------------------------
Current Assets
 Cash and equivalents                            $   33,484     $  132,137
 Marketable securities, at cost,
   which approximates market                          2,671         36,929
 Receivables                                        302,967        221,943
 Inventories                                        134,032        127,061
 Prepaid expenses                                    15,057         11,409
 Deferred tax assets                                 28,630         42,006
                                                 -------------------------
   Total Current Assets                             516,841        571,485

Property, Plant and Equipment,
 net of accumulated depreciation
 of $682,797 and $639,711, respectively             853,177        797,759
Deferred Tax Assets                                 181,286        194,836
Goodwill                                            227,867        202,844
Other Assets                                        229,008        213,610
                                                 -------------------------
                                                 $2,008,179     $1,980,534
==========================================================================

LIABILITIES
--------------------------------------------------------------------------
Current Liabilities
 Short-term debt                                 $    3,735     $    1,767
 Accounts payable                                   131,306        114,638
 Compensation and employee benefits                  95,846         84,221
 Income taxes                                        23,053          8,703
 Other accrued liabilities                           74,229         86,785
                                                 -------------------------
   Total Current Liabilities                        328,169        296,114

Long-Term Debt, less current portion                403,457        456,294
Postretirement Benefits Other Than Pensions         194,528        197,419
Deferred Income Taxes and Other
 Noncurrent Liabilities                             322,488        337,624
                                                 -------------------------
                                                  1,248,642      1,287,451
                                                 -------------------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
Common Stock                                          1,633          1,628
Capital in Excess of Par Value                      545,233        540,422
Treasury Stock, at cost                             (63,067)       (16,522)
Unearned Stock Compensation                          (5,292)        (7,224)
Retained Earnings                                   280,503        165,492
Accumulated Other Comprehensive Income (Note 7)         527          9,287
                                                 -------------------------
                                                    759,537        693,083
                                                 -------------------------
                                                 $2,008,179     $1,980,534
==========================================================================

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (Thousands of dollars, except per share amounts)
                                  (Unaudited)


                                                           Three Months                     Nine Months
                                                     Ended September 30,             Ended September 30,
                                                   ----------------------------------------------------
                                                       1998        1997               1998         1997
-------------------------------------------------------------------------------------------------------
Net Sales                                          $488,232    $438,122         $1,322,792   $1,245,168
Cost of Sales                                       358,068     325,251            977,032      913,702
Selling, General and Administrative                  45,526      42,895            133,468      127,398
Research, Development
  and Engineering                                     8,080       7,804             23,977       22,692
Other Income (Expense), net
  (Note 2)                                           (4,197)     (4,266)            30,164      (10,740)
                                                   ----------------------------------------------------
Income from Operations                               72,361      57,906            218,479      170,636
Interest Income                                         869       2,551              4,321        7,304
Interest Expense                                      6,893      11,991             28,870       37,090
                                                   ----------------------------------------------------
Income from Continuing Operations
  before Income Taxes                                66,337      48,466            193,930      140,850
Income Tax Expense (Note 3)                          15,666       9,608             52,261       37,325
                                                   ----------------------------------------------------
Income from Continuing Operations                    50,671      38,858            141,669      103,525
Gain on Disposal of Discontinued
  Operations, net of tax (Note 8)                                19,471                          19,471
                                                   ----------------------------------------------------
Income before Extraordinary Item and
  Cumulative Effect of Accounting
  Change                                             50,671      58,329            141,669      122,996
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax (Note 4)                                                              (31,754)
Cumulative Effect of a Change in
  Accounting for Furnace Rebuilds,
  net of tax (Note 5)                                                               27,409
                                                   ----------------------------------------------------
Net Income                                         $ 50,671    $ 58,329         $  137,324   $  122,996
=======================================================================================================

Comprehensive Income (Note 7)                      $ 41,412    $ 55,151         $  128,564   $  110,361
                                                   ====================================================

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF INCOME, continued
               (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                             Three Months         Nine Months
                                       Ended September 30,  Ended September 30,
                                       ---------------------------------------
EARNINGS PER COMMON SHARE                1998        1997      1998       1997
------------------------------------------------------------------------------
Basic:
Income from Continuing Operations       $ .32       $ .24     $ .88      $ .64
Gain on Disposal of Discontinued
  Operations, net of tax (Note 8)                     .12                  .12
                                       ---------------------------------------
Income before Extraordinary Item and
  Cumulative Effect of Accounting
  Change                                  .32         .36       .88        .76
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax (Note 4)                                          (.19)
Cumulative Effect of a Change in
  Accounting for Furnace Rebuilds,
  net of tax (Note 5)                                           .17
                                       ---------------------------------------
Net Income                              $ .32       $ .36     $ .86      $ .76
==============================================================================
Diluted:
Income from Continuing Operations       $ .31       $ .24     $ .87      $ .63
Gain on Disposal of Discontinued
  Operations, net of tax (Note 8)                     .12                  .12
                                       ---------------------------------------
Income before Extraordinary Item and
  Cumulative Effect of Accounting
  Change                                  .31         .36       .87        .75
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax (Note 4)                                          (.19)
Cumulative Effect of a Change in
  Accounting for Furnace Rebuilds,
  net of tax (Note 5)                                           .17
                                       ---------------------------------------
Net Income                              $ .31       $ .36     $ .85      $ .75
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                 Nine Months
                                                          Ended September 30,
                                                       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                       1998        1997
----------------------------------------------------------------------------
Net income                                             $ 137,324   $ 122,996
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           69,726      60,208
  Deferred taxes                                           9,542         192
  Gain on disposal of discontinued operations                        (19,471)
  Cumulative effect of accounting change                 (27,409)
  Other, net                                              12,661      27,736
(Increase) decrease in current assets:
  Receivables                                            (69,921)    (46,064)
  Inventories                                              5,230      (8,507)
  Prepaid expenses                                        (1,682)     (3,711)
Increase (decrease) in current liabilities:
  Accounts payable                                         9,597      (5,617)
  Compensation and employee benefits                       9,135      (6,725)
  Income taxes                                            11,902      (3,155)
  Other accrued liabilities                              (13,079)     24,650
Change in other noncurrent liabilities                   (31,644)    (48,260)
                                                       ---------------------
Net cash provided by operating activities                121,382      94,272
                                                       ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
----------------------------------------------------------------------------
Purchases of property, plant and equipment               (73,554)    (67,906)
Acquisitions                                             (55,037)   (136,521)
Proceeds from sales of assets                              6,703       9,331
Purchases of held-to-maturity securities                                (490)
Purchases of available-for-sale securities                (3,324)     (1,188)
Proceeds from maturities of held-to-maturity
  securities                                              15,024       1,997
Proceeds from sales or maturities of
  available-for-sale securities                           25,454      21,042
Increase in other assets                                  (4,050)     (3,803)
                                                       ---------   ---------
Net cash used in investing activities                    (88,784)   (177,538)
                                                       ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------------------------------
Issuance of debt                                         411,768      56,636
Payments on debt                                        (466,524)    (40,476)
Dividends on common stock                                (19,261)    (14,533)
Treasury and other stock transactions                    (42,097)        225
                                                       ---------------------
Net cash provided by (used in) financing activities     (116,114)      1,852
                                                       ---------------------

Effect of Exchange Rate Changes on Cash                  (15,137)     (2,414)
                                                       ---------------------
Net Decrease in Cash and Equivalents                     (98,653)    (83,828)
Cash and Equivalents at Beginning of Period              132,137     206,605
                                                       ---------------------
Cash and Equivalents at End of Period                  $  33,484   $ 122,777
============================================================================

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The condensed consolidated financial statements of Johns Manville Corporation (the "Company") as of September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. The Company has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding the Company's accounting policies, operations and financial position is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                                        (Thousands of dollars)
                                                   September 30,  December 31,
                                                           1998          1997
                                                  ---------------------------
Finished goods                                         $ 86,605      $ 82,082
Raw materials and supplies                               32,743        34,110
Work-in-process                                          14,684        10,869
                                                  ---------------------------
                                                       $134,032      $127,061
                                                  ===========================

Note 2 - Other Income (Expense), net

The Company sold its five percent net smelter royalty on certain metals produced by the Stillwater Mining Company for cash resulting in other income of $36 million in April 1998.

Note 3 - Income Taxes

The Company's year-to-date effective tax rates were approximately 27 percent in 1998 and 1997. The Company receives a tax deduction and a related reduction in its effective tax rate when the Manville Personal Injury Settlement Trust (the "Trust") pays claimants or makes distributions to a specific settlement fund from dividends paid on, or proceeds received from disposition of, Company stock held by the Trust (see Note 6). The Company benefited from such distribution of dividend and stock sale proceeds to the settlement fund and from the utilization of tax credits.

Note 4 - Debt

In May 1998, the Company repurchased, through a cash tender offer, substantially all of its $400 million of 10 7/8% Senior Notes due 2004 (the "Senior Notes"). This transaction resulted in an extraordinary loss on the early extinguishment of debt of $31.8 million, net of taxes of $18.1 million, in the second quarter of 1998. In conjunction with the tender offer, the Company arranged unsecured multicurrency revolving credit facilities (the "Credit Facilities") totaling approximately $750 million at a floating interest rate of LIBOR plus an additional margin, with an initial termination date of May 15, 2003. The Company used $450 million of the Credit Facilities to repurchase the Senior Notes. At September 30, 1998,

$367 million of borrowings under the Credit Facilities were outstanding. The remaining Credit Facilities are available for funding acquisitions and capital expenditures, and other corporate purposes. The Company also canceled its $100 million receivables sale facility and its $75 million revolving line of credit available to international subsidiaries during the second quarter.

In order to fix a portion of the Company's variable interest rate debt and reduce the aggregate risk to movements in interest rates, the Company entered into interest rate swap transactions with notional values totaling approximately $240 million. In addition to reducing risk, the interest rate swaps have a correlation to the underlying debt obligation, and therefore, qualify for hedge accounting. Related amounts payable or receivable are accrued on a current basis as adjustments to interest expense. Any gains (losses) on the termination of the interest rate swaps are deferred and recognized over periods corresponding to the related obligation being hedged. The Company does not use derivative instruments for trading purposes. At September 30, 1998, the fair market value of these instruments reflected unrecognized losses of approximately $8.4 million. The Company also has a treasury lock outstanding with a notional value of $25 million and a strike interest rate of 4.53 percent, with no significant unrecognized gain or loss.

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

Note 6 - Earnings Per Common Share and Equity

Basic and diluted earnings per common share amounts were determined using the reported net income and the following common equivalent shares:

                               Third Quarter               First Nine Months
                        1998            1997         1998               1997
               -----------------------------  ------------------------------
    Basic        159,158,000     161,554,000  160,267,000        161,535,000
    Diluted      161,346,000     163,281,000  162,201,000        163,111,000

The difference between the basic and diluted weighted average shares outstanding is due to stock options, deferred stock rights and contingent shares.

The Company paid regular quarterly dividends of $0.04 per common share totaling $6.3 million, and $0.12 per common share totaling $19.3 million, for the third quarter and first nine months of 1998, respectively. The Company paid regular quarterly dividends of $0.03 per common share totaling $4.8 million, and $0.09 per common share totaling $14.5 million, for the third quarter and first nine months of 1997, respectively. During the third quarter of 1998, the Company increased the quarterly dividend rate from $0.04 to $0.06 per share, payable in the fourth quarter.

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

Note 8 - Discontinued Operations

During the third quarter of 1997, the Company adjusted the gain recognized in 1996 on the disposition of Riverwood International Corporation ("Riverwood"). The adjustment, resulting in an additional net gain on disposal of discontinued operations of $19.5 million, of which $8.2 million related to income taxes, arose from the termination of certain indemnification obligations to the purchaser of Riverwood and from the determination of certain income tax consequences of the disposition, which were finalized with the completion of the Company's 1996 income tax returns.

Note 9 - Acquisitions

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

The combined purchase price for these acquisitions, accounted for under the purchase method, was $55 million which was financed from existing cash balances. The excess of the combined purchase prices over the estimated fair value of net assets acquired, or goodwill, amounted to approximately $32 million.

Note 10 - New Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, effective for periods beginning after December 15, 1997, revises the required disclosures for retiree benefit plans, but does not change the measurement or recognition of such plans.

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

Note 11 - Business Segment Information

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


                                                         (Thousands of dollars)
                                                                  Three Months
                                                            Ended September 30,
------------------------------------------------------------------------------
NET SALES                                                1998             1997
------------------------------------------------------------------------------
Insulation                                         $  194,967       $  176,538
Roofing Systems                                       166,123          145,576
Engineered Products                                   135,458          124,786
Eliminations                                           (8,316)          (8,778)
------------------------------------------------------------------------------
Net Sales                                          $  488,232       $  438,122
==============================================================================

INCOME FROM OPERATIONS
------------------------------------------------------------------------------
Insulation                                         $   36,405       $   21,995
Roofing Systems                                        18,974           17,890
Engineered Products                                    16,982           18,021
------------------------------------------------------------------------------
Income from Operations                             $   72,361       $   57,906
==============================================================================

                                                                   Nine Months
                                                            Ended September 30,
------------------------------------------------------------------------------
NET SALES                                                1998             1997
------------------------------------------------------------------------------
Insulation                                         $  532,572       $  527,941
Roofing Systems                                       418,892          381,181
Engineered Products                                   392,658          363,127
Eliminations                                          (21,330)         (27,081)
------------------------------------------------------------------------------
Net Sales                                          $1,322,792       $1,245,168
==============================================================================

INCOME FROM OPERATIONS
------------------------------------------------------------------------------
Insulation                                         $   78,095       $   70,866
Roofing Systems                                        38,722           38,045
Engineered Products                                    65,674           61,725
Corporate and Eliminations (Note 2)                    35,988
------------------------------------------------------------------------------
Income from Operations                             $  218,479       $  170,636
==============================================================================

Net sales included in Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Roofing Systems segment (at prices approximating market).

ITEM 2.

                          JOHNS MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net sales in the third quarter of 1998 increased $50.1 million, or
11.4 percent, to $488.2 million compared with $438.1 million for the same period of 1997. Gross profit increased $17.3 million to $130.2 million from $112.9 million. The gross profit margin for the third quarter of 1998 increased to 26.7 percent from 25.8 percent for the same period of 1997 due to an improved pricing environment in building insulation, partially offset by increased fixed costs and pricing declines in the commercial/industrial insulation and filtration businesses. Selling, general and administrative and research, development and engineering expenses, combined, increased $2.9 million, or 5.7 percent, to $53.6 million in 1998 but were lower as a percentage of sales at 11 percent compared with 11.6 percent for 1997. Income from operations for the third quarter of 1998 was $72.4 million, up 25 percent, compared with $57.9 million for the third quarter of 1997.

The Company's net sales for the first nine months of 1998 increased $77.6 million, or 6.2 percent, to $1.32 billion compared with $1.25 billion for the same period of 1997. Gross profit increased $14.3 million to $345.8 million from $331.5 million. The gross profit margin for the first nine months of 1998 declined to 26.1 percent from 26.6 percent due to lower year-to-date selling prices. Selling, general, administrative and research, development and engineering expenses, combined, increased $7.4 million, or 4.9 percent, to $157.4 million and were slightly lower as a percentage of sales. Other income was $30.2 million for the first nine months of 1998 compared with other expense of $10.7 million for the same period of 1997. Other income for 1998 included proceeds of $36 million from a mining royalty sale. Exclusive of the mining royalty sale proceeds, income from operations for the first nine months of 1998 was $182.5 million, up 6.9 percent, compared with $170.6 million for 1997.

Consistent with the Company's internal reporting, business segments discussed below include allocated corporate expenses, except for the mining royalty sale proceeds.

Insulation Segment

The Insulation segment's net sales increased $18.4 million, or 10.4 percent, and $4.6 million, or 1 percent, for the third quarter and first nine months of 1998, respectively, compared with the same periods of 1997. Income from operations increased $14.4 million, or 65.5 percent, and $7.2 million, or 10.2 percent, for the third quarter and first nine months of 1998, respectively, compared with the same periods of 1997. The third quarter results reflect an improved pricing environment, strong demand and improved operating efficiencies in the building insulation business. These increases in the first nine months were partially offset by lower average selling prices in the first half of 1998, compared with 1997. While commercial/industrial businesses reflected higher sales volumes, gross margins and operating income were negatively impacted by lower selling prices and downtime for equipment upgrades (completed in July) during 1998 compared with the same periods of 1997. During the third quarter and first nine months of 1998, competition from alternate materials resulted in lower sales of automotive products.

Roofing Systems Segment

Net sales for the Roofing Systems segment increased $20.5 million, or 14.1 percent, and $37.7 million, or 9.9 percent, for the third quarter and first nine months of 1998, respectively, compared with the same periods of 1997 due primarily to incremental volume increases from the recent thermoplastic membranes acquisitions. Excluding the impacts of acquisitions, net sales improved slightly and moderately for the third quarter and first nine months of 1998, respectively, compared with 1997. Income from operations increased slightly to $19 million from $17.9 million and to $38.7 million from $38 million for the third quarter and first nine months of 1998, respectively, compared with the same periods of 1997. Volume gains in both 1998 periods were partially offset by acquisition-related costs, a less favorable product mix and pricing pressures in Polyiso foam products, while adverse weather conditions earlier in the year also reduced year-to-date operating income.

Engineered Products Segment

The Engineered Products segment's net sales increased $10.7 million, or 8.6 percent, and $29.5 million, or 8.1 percent, for the third quarter and first nine months of 1998, respectively, compared with the same periods of 1997. Income from operations decreased $1 million, or 5.8 percent, and increased $3.9 million, or 6.4 percent, for the same periods of 1997. The sales increases are primarily due to the May 1997 acquisition of Mitex and the May 1998 acquisition of Tasso AB, both European manufacturers of fiber glass wall covering fabrics. Sales for the third quarter of 1998 were also adversely affected by slower economic activity in Eastern Europe and Asia. Volume increases in the U.S. mats and fibers business were partially offset by weather-related declines in roofing mat shipments and lower selling prices during the first half of 1998. Results in filtration decreased for the third quarter and first nine months of 1998 due to lower selling prices and a worldwide slow-down in clean room builds.

Other Income (Expense)

The Company sold its five percent net smelter royalty on certain metals produced by the Stillwater Mining Company for cash resulting in other income of $36 million in April 1998.

Interest

Compared with the corresponding quarter and nine month periods of 1997, the Company's interest income decreased due to lower average cash and marketable securities balances.

The Company's interest expense decreased $5.1 million and $8.2 million for the third quarter and the first nine months of 1998 compared with the same periods of 1997 primarily due to the repurchase of substantially all of the Company's $400 million of 10 7/8% Senior Notes in May 1998 using revolving credit facilities with significantly lower interest rates.

Income Taxes

The Company's year-to-date effective tax rates were approximately 27 percent in 1998 and 1997. The Company receives a tax deduction and a related reduction in its effective tax rate when the Manville Personal Injury Settlement Trust (the "Trust") pays claimants or makes distributions to a specific settlement fund from dividends paid on, or proceeds received from disposition of, Company stock held by the Trust. The Company benefited from such distribution of dividend and stock sale proceeds to the settlement fund and from the utilization of tax credits.

The Company's estimated third quarter income tax rates for both 1998 and 1997 are lower than the respective year-to-date rates in part due to increases in the Company's quarterly dividend rate, which became effective during each of these periods. The effective tax rate for the third quarter of 1997 also reflected the impact of utilizing prior years' general business credits.

Under Section 468B of the U.S. Internal Revenue Code, the Company is responsible for income taxes on the taxable income of the Trust's specific settlement fund at a tax rate of 15 percent. Any such taxes paid by the Company will generate a tax deduction for the Company. The Company cannot predict the amount of any such future tax obligations. However, related liabilities could become material in certain situations including the Trust monetizing, and retaining the proceeds of, a significant portion of its investment in the Company's common stock or the settlement of this obligation between the Company and the Trust.

Discontinued Operations

During the third quarter of 1997, the Company recognized an additional $19.5 million net gain related to the 1996 disposal of the discontinued operations of Riverwood International Corporation.

Debt

In May 1998, the Company repurchased, through a cash tender offer, substantially all of its $400 million of 10 7/8% Senior Notes due 2004 (the "Senior Notes"). This transaction resulted in an extraordinary loss on the early extinguishment of debt of $31.8 million ($0.19 per share), net of taxes of $18.1 million, in the second quarter of 1998. In conjunction with the tender offer, the Company arranged unsecured multicurrency revolving credit facilities (the "Credit Facilities") totaling approximately $750 million at a floating interest rate of LIBOR plus an additional margin, with an initial termination date of May 15, 2003. The Company used $450 million of the Credit Facilities to repurchase the Senior Notes. At September 30, 1998, $367 million of borrowings under the Credit Facilities were outstanding. The remaining Credit Facilities are available for funding acquisitions and capital expenditures, and other corporate purposes. The Company also canceled its $100 million receivables sale facility and its $75 million revolving line of credit available to international subsidiaries during the second quarter.

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

Net Income

Due to the factors discussed above, the Company's net income for the third quarter of 1998 was $50.7 million, or $0.31 per diluted share, compared with net income for the third quarter of 1997 of $58.3 million, or $0.36 per diluted share. Year-to-date net income for 1998 was $137.3 million, or $0.85 per diluted share, compared with net income for the same period of 1997 of $123 million, or $0.75 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's agreements with its lenders contain financial and general covenants. These include, among other things, limitations on borrowings, investments and asset dispositions, and maintenance of various financial ratios. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At September 30, 1998, the Company was in compliance with these covenants.

At September 30, 1998, the Company had net working capital of $188.7 million, including cash and marketable securities totaling $36.2 million. Total cash and marketable securities located outside the U.S. and Canada were approximately

$27.3 million. At December 31, 1997, the Company's cash and marketable securities totaled $169.1 million. The Company had approximately $374 million available for use at September 30, 1998 from its unsecured multicurrency revolving credit facilities. The Company's international subsidiaries had additional borrowing and working capital facilities totaling approximately $15 million, of which $11.1 million was available at September 30, 1998.

The Company's net operating activities provided $121.4 million of cash during the first nine months of 1998. Net operating activities for the same period of 1997 provided $94.3 million. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. As discussed in "Results of Operations," the effects of increased sales volumes were partially offset by lower selling prices experienced during the first half of 1998. Operating activities for 1998 also included cash usages to build working capital for the construction season, which typically peaks during the third quarter. During 1998, operating activities also included the mining royalty sale gain, offset by the loss on the early extinguishment of the Senior Notes. The Company expects 1998 operating results to continue to benefit from the integration of acquisitions. In addition to recent price improvements, a significantly higher level of U.S. housing starts during 1998 compared with 1997 should continue to benefit the building insulation business for the remainder of 1998. Meanwhile, slow economic activity in Eastern Europe and Asia may continue to adversely impact results in the Engineered Products segment. In addition, 1999 results of operations may be adversely affected by recent interest rate and equity market declines, which impact the Company's pension expense (income).

The Company's investing activities for the nine months ended September 30, 1998 included $55 million for acquisitions and $73.6 million for capital expenditures. The Company estimates 1998 capital expenditures of approximately $100 million, of which approximately $45 million relate to capacity expansion projects. As of September 30, 1998, outstanding purchase commitments for capital projects totaled $24.5 million. Investing activities for the first nine months of 1997 included the combined purchase prices for acquisitions of $136.5 million, net of cash acquired, and capital expenditures of $67.9 million.

The Company's financing activities for the first nine months of 1998 consisted of repayments of debt totaling $466.5 million and issuances of debt totaling $411.8 million, net, relating primarily to the May 1998 Senior Note repurchase. In addition, the Company purchased 3.6 million shares of its common stock from the Trust at $13 per share, and accordingly, recognized treasury stock, at cost, of $46.8 million in 1998. The Company paid three regular quarterly dividends totaling $19.3 million and $14.5 million during 1998 and 1997, respectively. During the third quarter of 1998, the Company increased the quarterly dividend rate from $0.04 to $0.06 per share, payable in the fourth quarter. During 1997, the Company borrowed $55 million from international credit facilities to partially finance 1997 acquisitions, of which $10 million was repaid by September 30, 1997. The remainder was repaid by April 1998. Also during 1997, the Company repaid debt totaling $30 million assumed in connection with 1996 acquisitions.

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

Environmental Contingencies

At September 30, 1998, the Company had remediation activities in progress at five sites, out of a total of 16 such sites for which the Company has identified environmental conditions requiring remediation. In addition, the Company has been identified as a potentially responsible party at 25 non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 25 sites, the Company's potential liability for 19 sites will be determined pursuant to the settlement agreement described in the following paragraph. The remaining six sites are not subject to the agreement and, accordingly, the Company could be jointly and severally liable for costs of remediating these sites.

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

Year 2000 Compliance

The Company is engaged in a comprehensive project to modify its systems for year 2000 compliance. The Company's approach to year 2000 compliance activities may be broken down into five general areas: inventory, analysis/planning, fixing/testing, certification, and contingency plans.

As of September 30, 1998, the Company has completed substantially all of the inventory and a majority of the analysis/planning phases of the project which involved obtaining systems inventories including embedded technology, performing on-site audits at operating locations, contacting vendors to obtain compliant releases of hardware and software, and establishing project plans and associated implementation schedules. Testing and repair/modification work and surveys of major suppliers to determine their level of compliance began during the second quarter of 1998 and will continue through the first quarter of 1999. Certifications will also begin during the fourth quarter of 1998, with completion expected in the first quarter of 1999. Business continuity and contingency plans include, among other things, manual equipment operations and scheduling, are currently being developed to address high risk areas as they are identified and should be in place by the end of 1999. Failure by the Company or its vendors and customers to achieve year 2000 compliance could result in disruption of the Company's operations, possibly impacting the Company's ability to obtain raw materials, produce products, or collect revenues. However, the Company believes that its compliance efforts will be successful and that significant disruptions of the Company's operations are unlikely to develop.

The Company has spent approximately $555,000 through the third quarter of 1998 on year 2000 projects and activities. The estimated total costs for year 2000 related projects and activities, expected to be completed in 1999, are not expected to exceed $5 million. All expenditures will be funded through operations and will directly impact the reported level of future income. However, if additional costs are incurred in excess of the above estimates, such costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or results of operations. The above discussion regarding costs, risks and estimated completion dates for year 2000 compliance activities is based on estimates given information that is currently available, and is subject to change.

Introduction of the Euro

On January 1, 1999, eleven countries of the European Union will establish a new single European currency (the "Euro"). The Euro will become a currency in its own right and will completely replace the currencies of the participating countries by 2002. The conversion may affect, among other things, cross-border competition among member countries, product pricing, exchange rate risk and derivatives exposure, and information technology and systems. The Company's European businesses, primarily in the Engineered Products segment, accounted for approximately 12 percent of total sales for the nine months ended September 30, 1998. The Company believes it is prepared for the introduction of the Euro on January 1, 1999 and the conversion is not expected to have material adverse effects on the Company's financial condition, liquidity or results of operations.

Pending Acquisitions

In November 1998, the Company announced an agreement to acquire the Spunbond/Monofilament operations of the Hoechst Group's polyester business which will be included in the Company's Engineered Products segment. The acquisition, with 1997 sales totaling approximately $250 million, has received regulatory approvals and is expected to close in the fourth quarter of 1998. In October 1998, the Company entered into an agreement to purchase the perlite roofing insulation manufacturing assets from Building Materials Corporation of America. The transaction, which has received regulatory approval, is also expected to close in the fourth quarter of 1998.


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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning the (i) expected continued benefits from the integration of acquisitions and capacity expansions, (ii) effect on the building insulation business resulting from 1998 U.S. housing starts, (iii) possible earnings decline from the economic slow down in Eastern Europe and Asia in the Engineered Products segment, (iv) Company's expectations concerning interest rate and equity market declines and their effect on 1999 pension expense (income) and operating income, (v) Company's expectations concerning levels of capital spending and funding of current operations, debt service and future acquisitions, (vi) Company's expectations as to contingencies related to taxes, phenolic roofing insulation and environmental liabilities,
(vii) Company's estimates on the ability of the Company and its vendors and customers to replace, modify or upgrade computer systems in ways that adequately address the year 2000 issue, and (viii) Company's expectations concerning the Euro conversion, constitute such forward-looking statements. See "Liquidity and Capital Resources."

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

Specific factors that might affect the ability of the Company and its vendors and customers to replace, modify or upgrade systems in ways that adequately address the year 2000 issue include the ability to identify and correct all relevant systems, unanticipated difficulties or delays in the implementation of the Company's remediation plans and the ability of third parties to adequately address their own year 2000 issues, as well as those issues discussed in "Liquidity and Capital Resources - Year 2000 Compliance and Introduction of the Euro."

For a discussion of factors concerning contingencies related to taxes, phenolic roofing insulation, environmental matters, and the introduction of the Euro, see "Results of Operations - Income Taxes" and "Liquidity and Capital Resources - Contingent Product Liability, Environmental Contingencies, and Introduction of the Euro."

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

     (a) Exhibits.
         --------

         Exhibit 10.1, Employment Agreement of John J. Klocko, III, dated as of August 1, 1998.

         Exhibit 27.1, Financial Data Schedule.

         Exhibit 27.2, Restated Financial Data Schedule.

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



                              JOHNS MANVILLE CORPORATION
                              --------------------------
                                   (Registrant)



Date:  November 16, 1998      By: /s/ D. D. Persson
                                 --------------------------------------
                                   D. D. Persson
                                   Vice President, Assistant
                                   General Counsel and Secretary



Date:  November 16, 1998      By: /s/ J. P. Murphy
                                 --------------------------------------
                                   J. P. Murphy
                                   Senior Vice President and
                                   Chief Financial Officer