Form 10-K
period 1998-12-31
JOHNS MANVILLE CORP /NEW/
filed 1999-03-16
CIK 355473

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

Yes [_]    No [X]

Based solely on the New York Stock Exchange, Inc. closing price as of February 22, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $595,180,700.

As of February 22, 1999, there were 159,305,779 shares of the registrant's sole class of common stock outstanding.

                      Documents Incorporated by Reference

The following documents or portions thereof filed with the Securities and Exchange Commission are incorporated herein by reference:

  The Selected Five-Year Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Selected Quarterly Financial Data contained in the Company's 1998 Annual Report to security holders are incorporated by reference into Parts I, II and IV of this report.

The Annual Report to security holders, except for portions thereof that have been specifically incorporated by reference, shall not be deemed filed as part of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----
 ITEM 1.  BUSINESS......................................................     1
          Introduction and Description of the Business..................     1
          Insulation....................................................     1
          Roofing Systems...............................................     3
          Engineered Products...........................................     4
          Materials.....................................................     5
          Research and Development......................................     6
          Patents.......................................................     6
          Labor Relations...............................................     6
          Seasonality...................................................     6
          Environmental Regulations.....................................     6
          Occupational Health and Safety Aspects of the Company's
          Products......................................................     6
 ITEM 2.  PROPERTIES....................................................    10
          Headquarters..................................................    10
          Manufacturing and Development Facilities......................    10
 ITEM 3.  LEGAL PROCEEDINGS.............................................    11
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    11
          Executive Officers of the Company.............................    11

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................    12
 ITEM 6.  SELECTED FINANCIAL DATA.......................................    12
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    12
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    12
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    13

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    13
 ITEM 11. EXECUTIVE COMPENSATION........................................    13
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................    13
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    13

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.....................................................    13

  The "Company" or "Johns Manville" when used in this Form 10-K refers to Johns Manville Corporation, incorporated in the State of Delaware in 1981, including, where applicable, its consolidated subsidiaries.

                                    PART I

ITEM 1. BUSINESS

Introduction and Description of the Business

  Johns Manville is a leading manufacturer of insulation and building products, with 1998 net sales of approximately $1.78 billion. Johns Manville manufactures and markets products for building and equipment insulation, commercial and industrial roofing systems, high-efficiency filtration media, and fibers and nonwoven mats used as reinforcements in building and industrial applications. Johns Manville operates manufacturing facilities in North America, Europe and China and is comprised of three principal business segments, as set forth below.

  Johns Manville Corporation was incorporated in Delaware in 1981 to continue businesses begun by its predecessors in 1858.

 Product Groups by Business Segment(1) Products and Applications
 ------------------------------------- -------------------------
 Insulation
    Building                           Fiber glass wool insulation for walls,
                                       attics and floors in commercial and
                                       residential buildings; residential foam
                                       sheathing
    Commercial and Industrial          Pipe and duct insulation and fire
                                       protection systems for use in various
                                       commercial and industrial applications
    OEM                                Thermal and acoustical insulation for
                                       aircraft; marine vessels; automobiles;
                                       heating, ventilating and air
                                       conditioning ("HVAC");
                                       and other equipment
 Roofing Systems                       Commercial and industrial roofing
                                       systems, including membranes,
                                       insulations, accessories and related
                                       guarantees
 Engineered Products
    Mats and Fibers                    Continuous filament fiber glass and
                                       nonwoven fiber glass mats for roofing,
                                       flooring and specialty substrates and
                                       reinforcement of plastics and gypsum
                                       products; woven fiber glass fabrics;
                                       wall covering and plastic products;
                                       polyester spunbond mats for roofing and
                                       flooring
    Filtration                         Air filtration media for buildings;
                                       ultra-fine fibers for clean room air
                                       filters and battery separators; liquid
                                       filtration cartridge and media; and
                                       industrial oil sorbent products;
                                       monofilament for speciality applications

--------
(1) For additional business segment information and geographical data, see
    Note 27 to the Company's Consolidated Financial Statements contained in the Company's Annual Report to security holders which is incorporated by reference into this report.

Insulation

  Johns Manville's Insulation segment, with 1998 net sales of $734.1 million, or 41 percent of Johns Manville's total net sales (before elimination of intersegment sales), is comprised of the building, commercial and industrial and OEM product groups.

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

  Building insulation products typically reach end users through contractors, retailers, fabricators and distributors. Johns Manville's marketing efforts are normally directed toward insulation contractors and national retailers.

  Competition. Johns Manville's building insulation business competes primarily with Owens Corning ("OC") and CertainTeed Corporation, the U.S. subsidiary of Compagnie de Saint-Gobain ("CSG"). Johns Manville competes in the building insulation business primarily on the basis of price, product differentiation, packaging/merchandising and service.

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

  Johns Manville manufactures commercial and industrial insulation products at seven facilities in North America.

  In January 1998, the Company acquired a plant located in Mesa County, Colorado from the Pabco Division of Fibreboard Corporation, a subsidiary of OC. The Mesa plant manufactures calcium silicate pipe and block insulation and Super Firetemp(TM) fireproof board. As part of this acquisition, Johns Manville acquired the Pabco(R) trademarks and tradenames associated with the business.

  In November 1998, the Company formed a joint venture partnership with Firestop Systems, Inc. to develop, manufacture and market a new line of fire protection products. The joint venture is doing business under the name Passive Fire Protection Partners. Passive Fire Protection Partners manufactures caulks and spray-applied firestopping and fireproofing products. The partnership manufactures a new line of intumescent firestop products exclusively for Johns Manville under the Firetemp(TM) brand and the Company markets these products throughout North America. Passive Fire Protection Partners is based in Vancouver, British Columbia.

  Markets and Distribution. Demand for Johns Manville's commercial and industrial insulation products and fire protection products is driven primarily by commercial construction activity and by demand in the remodel/retrofit market, and in the case of fire protection products, by increasing awareness and enforcement of building codes which require installation of firestop and other fire protection systems. Commercial and industrial products reach the market through Johns Manville's network of distributors, contractors and fabricators.

  Competition. Johns Manville's commercial and industrial insulation business primarily competes with OC, CSG and Knauf Fiberglass USA. Johns Manville competes in the commercial and industrial insulation business primarily on the basis of price, breadth of product line, service and strength of fabricator and distributor networks. Johns Manville's fire protection products primarily compete with 3M, Hilti USA, Specified Technologies, Inc. and Nelson Firestop Products. Johns Manville competes in the fire protection products market on the basis of technological superiority and price.

 OEM

  Products. Johns Manville's OEM insulation business produces thermal and acoustic insulation for aircraft, marine vessels, automobiles, HVAC and other equipment. OEM insulation products generally require extremely fine and uniform fibers to provide the required insulating properties, and therefore command higher prices than other fiber glass products.

  Johns Manville manufactures OEM insulation products at nine facilities in the United States.

  Markets and Distribution. Demand for Johns Manville's OEM insulation products is driven primarily by the production of aircraft, marine vessels and automobiles and by commercial construction (for HVAC and other insulations). Johns Manville typically sells OEM insulation products to distributors and fabricators who, in turn, sell to original equipment manufacturers.

  Competition. Johns Manville's OEM insulation business competes with a variety of large and small companies in its various niche markets. Johns Manville competes in the OEM insulation business primarily on the basis of price, quality and product customization.

Roofing Systems

  In 1998, Johns Manville's Roofing Systems segment had net sales of $561.8 million, or 32 percent of the Company's total net sales (before elimination of intersegment sales).

  Products. Johns Manville is a full-line supplier of roofing systems and components for low-slope commercial and industrial roofs, including a wide range of membranes, insulations, accessories and roofing system guarantees.

  Johns Manville's commercial/industrial roofing systems business operates 17 manufacturing facilities in the United States and has three additional plants located in Altamira, Mexico; Cornwall, Ontario, Canada; and Verona, Italy.

  In January 1998, the Company completed its acquisition of substantially all of the assets of Seal-Dry/USA, Inc., adding additional capacity for thermoplastic roofing membranes.

  In May 1998, the Company acquired a plant in Cornwall, Ontario from Exeltherm Inc., a Canadian producer of polyisocyanurate foam products for commercial/industrial roofing applications. Exeltherm's insulation products also include residential sheathing and insulation panels, cavity wall and below grade application materials. Products produced at the Cornwall plant are marketed under the E'NRG'Y 2(TM) and ISO 1(TM) Johns Manville brand names.

  The Roofing Systems Group also constructed a new plant in Macon, Georgia. The new Macon plant will produce built-up roofing membranes and also serves as a distribution center for many of the Company's roofing products.

  In December 1998, the Company purchased the perlite insulation manufacturing assets of BMCA Insulation Products, Inc. ("BMCA"), including its plant located in Florence, Kentucky. As part of the acquisition, the Company entered into a long term agreement to supply BMCA with perlite insulation products.

  Markets and Distribution. Demand for Johns Manville's roofing systems products is driven primarily by commercial and industrial reroofing needs. Johns Manville estimates that approximately 75 percent of its roofing material sales during 1998 were attributable to reroofing, with the balance attributable to new construction. While sales of roofing systems are affected by levels of new construction and general economic conditions, sales attributable to reroofing are less sensitive to these factors, thus mitigating the adverse effect of recessionary periods.

  Johns Manville's marketing focus is directed to roofing contractors and distributors, building owners, architects and roofing consultants who generally recommend premium roofing systems. Approximately 95 percent of Johns Manville's roofing systems sales during 1998 were sold through wholesale distributors; the remainder was sold through roofing contractors.

  Competition. The commercial and industrial roofing business is a highly fragmented market. Competitors include several large national participants, such as Firestone Building Products, Carlisle Companies Incorporated, GAF Corporation, Tamko Asphalt Products Inc., Sarnafil Inc., Duro-Last, Inc., and various smaller regional companies. Johns Manville competes in the commercial and industrial roofing business primarily on the basis of breadth of product line, specifications, guarantees, systems reliability and value.

Engineered Products

  Johns Manville's Engineered Products segment had 1998 net sales of $514.1 million, or 28 percent of Johns Manville's total net sales (before elimination of intersegment sales). The Engineered Products segment is comprised of the mats and fibers and filtration product groups.

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

  The mats and fibers business operates four manufacturing plants and one support facility in the United States. Johns Manville's German subsidiaries operate five plants in Germany, one plant in Northern Ireland and one plant in Poland. Schuller GmbH was the pioneer in wet fiber glass mat technology and also developed the unique sliver fiber glass process, which created the market for fiber glass wall coverings in Europe. Johns Manville's Mitex subsidiaries operate two manufacturing facilities in Sweden and one in the United Kingdom.

  Through a joint venture with China National New Building Materials Corporation and Tianma Corporation, Johns Manville manufactures fiber glass mat at a plant located in the City of Changzhou, Jiangsu Province, China. Johns Manville has a 60 percent interest in the joint venture.

  In May 1998, the Company acquired the outstanding shares in Skandinaviska Jute, which owns Tasso AB. Tasso AB manufactures fiber glass wall coverings and has a plant located in Oskarstrom, Sweden. The Oskarstrom plant is supplied with fibers from Schuller GmbH.

  In January 1999, the Company acquired the Spunbond/Monofilament operations of Hoechst's polyester business. The Company acquired four manufacturing plants located in Spartanburg, South Carolina; Bobingen, Germany; Berlin, Germany; and Limavady, Northern Ireland. Under the terms of the acquisition, the Company will also acquire a plant located in Quin Pu City, China, after certain regulatory approvals have been granted. The Company has entered into a long term agreement with Arteva Specialties, S.a.r.l. d/b/a KoSa ("KoSa") to purchase polymers used in this business.

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

  The Company manufactures filtration products at seven of Johns Manville's U.S. facilities and one German facility.

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

  Johns Manville's products contain materials other than fiber glass to satisfy the broader needs of its customers. For example, calcium silicate pipe insulation products and plastic accessories complement Johns Manville's product offerings to commercial/industrial insulation customers. Commercial/industrial roofing systems use perlite insulation board, modified bitumen and single ply membranes with polyester substrates. In addition, the Company uses several advanced polymers in roll goods. The Company manufactures polyisocyanurate foam roof insulation and residential sheathing using liquid chemicals comprised primarily of polyol and polyisocyanate. Johns Manville has broadened its product lines into certain polymer fiber applications for filtration, substrates, and equipment insulation, apparel and industrial oil sorbents. The raw materials used in these various products are readily available in sufficient quantities from various sources for Johns Manville to maintain and expand its current production levels.

Research and Development

  The Company carries out research and development activities at its facilities in Littleton, Colorado; Mesa County, Colorado; Waterville, Ohio; Richmond, Indiana; Wertheim, Germany; and Helsingborg, Sweden. Research, development and engineering expenses for the years ended December 31, 1998, 1997 and 1996 were approximately $32.8 million, $31.2 million and $32.7 million, respectively.

Patents

  The Company presently owns or controls approximately 1,000 U.S. and foreign patents and patent applications. The Company also holds negotiated licenses under various patents owned by others. While the Company regards its patents and licenses as valuable, it does not consider any of its businesses to be materially dependent upon any single patent or license.

Labor Relations

  At February 15, 1999, the Company employed approximately 9,500 persons worldwide, of whom approximately 4,500 were covered by collective bargaining agreements. The Company has experienced a long history of good working relationships with its employees and labor unions.

Seasonality

  The Company's quarterly results of operations are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year, thereby increasing sales and gross profits in those periods.

Environmental Regulations

  All of the Company's domestic operations are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. The most significant of the federal laws are the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). These environmental regulatory programs are administered by the federal Environmental Protection Agency ("EPA"). In addition, states and local jurisdictions have adopted equivalent or more stringent environmental laws and regulations, or have enacted their own parallel environmental programs, which are enforced through various state and local administrative agencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Environmental Contingencies" and Note 8 to the Company's Consolidated Financial Statements, each incorporated by reference herein.

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

  In 1990, the authors of the large U.S. epidemiological study reviewed by the IARC in 1987 noted a small, but statistically significant, excess in respiratory cancer deaths of fiber glass manufacturing workers compared with local mortality rates. However, as in the IARC assessment, the authors, after looking at the cumulative evidence from the relevant factors that might support a causal relationship, concluded that the evidence of an association between exposure to fiber glass wool and respiratory cancer was actually "somewhat weaker" than that at the time of the IARC assessment. The U.S. investigation is continuing to determine if the small excess in lung cancer was associated with lifestyle factors such as smoking or other workplace exposures. The next update is expected in the second quarter of 1999. Data contained in the latest report of an update of the large European epidemiological study show mortality findings for fiber glass wool similar to those from the large U.S. study.

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

  While there is some disagreement within the scientific and medical community regarding the interpretation of the studies, based upon its analysis to date, the Company does not believe that the IARC classification, the listing in the ARC, or any action taken by federal and state regulatory agencies will have a material adverse effect on the Company. The foregoing statement constitutes a "forward-looking statement" under federal securities laws. The Company's analysis of available data and its expectations concerning human health hazards associated with its products are subject to risks and uncertainties. Because domestic and international regulatory and scientific authorities are involved on an ongoing basis in the assessment of potential human health hazards, there can be no assurance that future actions taken by such authorities or other developments relating to the Company's liability for its products will not have an adverse effect on the Company.

ITEM 2. PROPERTIES

Headquarters

  The Company's headquarters are located in Denver, Colorado. The Company leases approximately 161,000 square feet of office space at Johns Manville Plaza in downtown Denver.

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

   Location                                   Business Segment
   --------                                   ----------------
   UNITED STATES AND CANADA
   Innisfail, Alberta, Canada................ Insulation
   Cornwall, Ontario, Canada................. Roofing Systems and Insulation
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
   Rockdale, Illinois........................ Roofing Systems
   Bremen, Indiana........................... Roofing Systems and Insulation
   Richmond, Indiana......................... Insulation
   Kansas City, Kansas....................... Roofing Systems
   McPherson, Kansas......................... Insulation
   Florence, Kentucky........................ Roofing Systems
   Lewiston, Maine........................... Roofing Systems
   Saco, Maine............................... Roofing Systems and Insulation
   Natchez, Mississippi...................... Roofing Systems
   Richland, Mississippi..................... Engineered Products
   Edison, New Jersey........................ Insulation
   Penbryn, New Jersey....................... Insulation
   Plattsburgh, New York..................... Roofing Systems
   Defiance, Ohio............................ Insulation and Engineered Products
   Waterville, Ohio.......................... Engineered Products
   Oklahoma City, Oklahoma................... Roofing Systems
   Hazleton, Pennsylvania.................... Roofing Systems and Insulation
   Spartanburg, South Carolina............... Engineered Products
   Etowah, Tennessee......................... Engineered Products
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
   INTERNATIONAL
   Changzhou, Jiangsu, China................................ Engineered Products
   St. Helens, England...................................... Engineered Products
   Limavady, Ireland........................................ Engineered Products
   Karlstein, Bavaria, Germany.............................. Engineered Products
   Berlin, Germany.......................................... Engineered Products
   Bobingen, Germany........................................ Engineered Products
   Steinach, Thuringen, Germany............................. Engineered Products
   Wertheim, Baden-Wuerttemberg, Germany.................... Engineered Products
   Verona, Italy............................................ Roofing Systems
   Altamira, Mexico......................................... Roofing Systems
   Lubliniec, Poland........................................ Engineered Products
   Helsingborg, Sweden...................................... Engineered Products
   Oskarstrom, Sweden....................................... Engineered Products
   Stromsund, Sweden........................................ Engineered Products

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1998, there were no matters submitted to a vote of security holders.

Executive Officers of the Company

  The names, ages and offices of the Chief Executive Officer and other executive officers of the Company are listed below. Each of the executive officers holds office until the Board of Directors meeting following the Annual Meeting of Stockholders unless previously removed by the Board of Directors. Mr. Perry has been an officer or executive officer of the Company or its subsidiaries during the past five years. Messrs. Henry, Caltrider, Murphy and Klocko have been executive officers of the Company from the respective dates indicated below. For at least the past five years, prior to his joining the Company, Mr. Henry served in various executive positions with E.I. du Pont de Nemours and Company. Between 1993 and 1995, Mr. Caltrider served as President and Chief Executive Officer of Gundle Environmental Systems, Inc. Between 1994 and the time he joined the Company, Mr. Murphy served as Chief Financial Officer of Gould Pumps, Inc. Between 1994 and the time he joined the Company, Mr. Klocko served as Associate General Counsel of E.I. du Pont de Nemours and Company.

                   Name and Title                  Age Executive Officer Since
                   --------------                  --- -----------------------
   Charles L. Henry...............................  57          1996
   Chairman of the Board, President and Chief
    Executive Officer
   John J. Klocko, III............................  59      August, 1998
   Senior Vice President and General Counsel
   John P. Murphy.................................  52          1997
   Senior Vice President and Chief Financial
    Officer
   Harvey L. Perry, Jr............................  44          1996
   Senior Vice President, Engineered Products
    Group
   Thomas L. Caltrider............................  48          1997
   Senior Vice President, Insulation Group

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company had 9,355 common stockholders of record at February 22, 1999. The Common Stock is listed and traded on the New York Stock Exchange, Inc. (symbol JM). The Company has scheduled its 1999 Annual Meeting of Stockholders for April 23, 1999 in Denver, Colorado.

  A two-year history of high and low sale prices for the Common Stock based on the sales transactions reported by the New York Stock Exchange, Inc. is provided below.

  On March 7, 1997, the Company's Board of Directors declared a dividend of $.03 per share on the Common Stock for the first quarter of 1997 which was paid on April 11, 1997. On June 6, 1997, the Company's Board of Directors declared a dividend of $.03 per share on the Common Stock for the second quarter of 1997 which was paid on July 11, 1997. In August 1997, the Board of Directors increased the quarterly dividend to $.04 per share on the Common Stock, and accordingly declared dividends of $.04 per share on August 8, 1997 and December 5, 1997 for the third and fourth quarters of 1997, which were paid on October 10, 1997 and January 9, 1998, respectively. On March 6, 1998, the Company's Board of Directors declared a dividend of $.04 per share on the Common Stock for the first quarter of 1998 which was paid on April 10, 1998. On April 24, 1998, the Company's Board of Directors declared a dividend of $.04 per share on the Common Stock for the second quarter of 1998 which was paid on July 10, 1998. In July 1998, the Board of Directors increased the quarterly dividend to $.06 per share on the Common Stock, and accordingly declared dividends of $.06 per share on July 17, 1998 and December 11, 1998 for the third and fourth quarters of 1998, which were paid on October 9, 1998 and January 8, 1999, respectively.

                            Market Prices Per Share

                                          1998                     1997
                                     Common Stock             Common Stock
                                  -------------------      ------------------
   For the Quarters Ended          High         Low         High        Low
   ----------------------         ------       ------      ------      ------
   March 31......................    13 5/8        9 13/16    12 5/8      10 1/2
   June 30.......................    16 7/8       12 3/4      12 3/8       9 3/8
   September 30..................    17 13/16     11 3/8      13 7/16     10 15/16
   December 31...................    16 7/16      10 15/16    12 9/16      9 1/4

ITEM 6. SELECTED FINANCIAL DATA

  Information with respect to this item is incorporated by reference to Selected Five-Year Financial Data in the Company's 1998 Annual Report to security holders included in Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information with respect to this item is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report to security holders included in
Exhibit 13 to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information with respect to this item is incorporated by reference to the Financial Statements and Selected Quarterly Financial Data in the Company's 1998 Annual Report to security holders included in Exhibit 13 to this report.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  In addition to the information set forth under the caption "Executive Officers of the Company" in Part I of this Form 10-K, the information required by this item is incorporated by reference to the Company's 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to this item is incorporated by reference to the Company's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item is incorporated by reference to the Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item is incorporated by reference to the Company's 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a. Financial statements, financial statement schedules and exhibits filed in this report:

    1. Information with respect to financial statements is incorporated by reference to the Financial Statements and Selected Quarterly Financial Data in the Company's 1998 Annual Report to security holders.

    2. The Company is filing herewith Schedule II--Valuation and Qualifying Accounts.

  b. No reports on Form 8-K were filed during the last quarter of 1998.

  c. Exhibit Index to Johns Manville Corporation Annual Report on Form 10-K for Fiscal Year Ended December 31, 1998:

                          Exhibit                                     Reference
                          -------                                     ---------
2.     Second Amended and Restated Plan of           Refiled as an exhibit to the Company's 1992
       Reorganization confirmed by the United States Annual Report on Form 10-K filed March 30,
       Bankruptcy Court for the Southern District of 1993, and incorporated herein by reference.
       New York on December 22, 1986.
3.(a)  Restated Certificate of Incorporation.        Filed as an exhibit to the Company's 1995
                                                     Annual Report on Form 10-K filed April 11,
                                                     1996, and incorporated herein by reference.


                         Exhibit                                     Reference
                         -------                                     ---------
  (b)   Certificate of Amendment to Restated      Filed as an exhibit to the Company's 1995
        Certificate of Incorporation.             Annual Report on Form 10-K filed April 11,
                                                  1996, and incorporated herein by reference.
  (c)   Certificate of Amendment to Restated      Filed as an exhibit to the Company's Form 10-Q
        Certificate of Incorporation.             for the quarter ended March 31, 1997,
                                                  and incorporated herein by reference.
  (d)   Amended and Restated Bylaws.              Filed as an exhibit to the Company's 1996
                                                  Annual Report on Form 10-K filed March 31,
                                                  1997, and incorporated herein by reference.
10.(a)  Johns Manville International Employees    Filed as an exhibit to the Company's 1994
        Retirement Plan.*                         Annual Report on Form 10-K filed March 31,
                                                  1995, and incorporated herein by reference.
   (b)  Supplemental Pension Plan.*               Refiled as an exhibit to the Company's 1992
                                                  Annual Report on Form 10-K filed March 30,
                                                  1993, and incorporated herein by reference.
   (c)  Executive Long-Term Disability Plan.*     Refiled as an exhibit to the Company's 1992
                                                  Annual Report on Form 10-K filed March 30,
                                                  1993, and incorporated herein by reference.
   (d)  Long-Term Incentive Stock Plan.*          Refiled as an exhibit to the Company's 1992
                                                  Annual Report on Form 10-K filed March 30,
                                                  1993, and incorporated herein by reference.
   (e)  Amendment to Long-Term Incentive          Refiled as an exhibit to the Company's 1992
        Stock Plan.*                              Annual Report on Form 10-K filed March 30,
                                                  1993, and incorporated herein by reference.
   (f)  Amendment No. 2 to Long-Term Incentive    Filed as an exhibit to the Company's Form 10-Q
        Stock Plan.*                              for the quarter ended June 30, 1995,
                                                  and incorporated herein by reference.
   (g)  Johns Manville Corporation Deferred       Filed as an exhibit to the Company's Form S-8
        Compensation Plan.*                       filed June 19, 1996, and incorporated herein by
                                                  reference.
   (h)  Johns Manville Corporation Non-Employee   Filed as an exhibit to the Company's 1996
        Directors' Deferred Compensation Plan.*   Annual Report on Form 10-K filed March 31,
                                                  1997, and incorporated herein by reference.
   (i)  Johns Manville Corporation 1996 Stock     Filed as an exhibit to the Company's Form S-8
        Award Plan.*                              filed June 19, 1996, and incorporated herein by
                                                  reference.
   (j)  Johns Manville Corporation 1996 Executive Filed as an exhibit to the Company's Form S-8
        Incentive Compensation Plan.*             filed June 20, 1996, and incorporated herein by
                                                  reference.
   (k)  Employment Agreement between              Filed as an exhibit to the Company's Form 10-Q
        Charles L. Henry and the Company.*        for the quarter ended September 30, 1996,
                                                  and incorporated herein by reference.

                         Exhibit                                     Reference
                         -------                                     ---------
   (l)  Amendment to Employment Agreement          Filed as an exhibit to the Company's Form 10-Q
        between Charles L. Henry and the Company.* for the quarter ended June 30, 1998, and incorporated herein by reference.
   (m)  Employment Agreement between               Filed as an exhibit to the Company's Form 10-Q
        John J. Klocko, III and the Company.*      for the quarter ended September 30, 1998,
                                                   and incorporated herein by reference.
   (n)  Employment Agreement between               Filed as an exhibit to the Company's Annual
        Harvey L. Perry and the Company.*          Report on Form 10-K filed March 31, 1997,
                                                   and incorporated herein by reference.
   (o)  Amendment to Employment Agreement          Filed as an exhibit to the Company's Annual
        between Harvey L. Perry and the Company.*  Report on Form 10-K filed March 31, 1997, and incorporated herein by reference.
   (p)  Amendment to Employment Agreement          Filed as an exhibit to the Company's Annual
        between Harvey L. Perry and the Company.*  Report on Form 10-K filed March 31, 1997, and incorporated herein by reference.
   (q)  Amendment to Employment Agreement          Filed as an exhibit to the Company's 1996
        between Harvey L. Perry and the Company.*  Annual Report on Form 10-K filed March 31,
                                                   1997, and incorporated herein by reference.
   (r)  Amendment and Extension of Employment      Filed as an exhibit to the Company's Form 10-Q
        Agreement between Harvey L. Perry, Jr.     for the quarter ended June 30, 1998, and
        and the Company.*                          incorporated herein by reference.
   (s)  Employment Agreement between               Filed as an exhibit to the Company's Form 10-Q
        Thomas L. Caltrider and the Company.*      for the quarter ended June 30, 1997, and
                                                   incorporated herein by reference.
   (t)  Amendment and Extension of Employment      Filed as an exhibit to the Company's Form 10-Q
        Agreement between Thomas L. Caltrider      for the quarter ended June 30, 1998, and
        and the Company.*                          incorporated herein by reference.
   (u)  Employment Agreement between               Filed as an exhibit to the Company's Form 10-Q
        John P. Murphy and the Company.*           for the quarter ended June 30, 1998, and
                                                   incorporated herein by reference.
   (v)  Intercompany Agreement between the         Filed as an exhibit to the Company's Form 10-Q
        Company and Johns Manville International   for the quarter ended September 30, 1994, and
        Group, Inc., dated as of                   incorporated herein by reference.
        September 22, 1994.
   (w)  Selling Securityholders' Agreement,        Filed as an exhibit to the Company's 1994
        between the Company and the                Annual Report on Form 10-K filed March 31,
        Trust, dated as of September 22, 1994.     1995, and incorporated herein by reference.
   (x)  Second Amended and Restated                Filed as an exhibit to the Company's 1995
        Supplemental Agreement between the         Annual Report on Form 10-K filed April 11,
        Company and the Trust, dated               1996, and incorporated herein by reference.
        as of April 5, 1996.

                            Exhibit                                       Reference
                            -------                                       ---------
   (y)   Amended and Restated Manville Personal         Filed as an exhibit to the Company's Form 10-Q
         Injury Settlement Trust Agreement              for the quarter ended June 30, 1997, and
         dated as of April 29, 1997.                    incorporated herein by reference.
   (z)   $725,000,000 Revolving Multicurrency           Filed as an exhibit to the Company's Form 10-Q
         Credit Agreement, dated as of May 15,          for the quarter ended June 30, 1998, and
         1998, among Johns Manville Corporation         incorporated herein by reference.
         and Johns Manville International, Inc., as
         Borrowers, Bank of America National Trust
         and Savings Association, as Agent,
         BancAmerica Robertson Stephens and
         The Bank of New York, as Syndication
         Agents, and the other financial institutions
         party thereto.
   (aa)  CDN 40,000,000 Revolving Credit Agreement,     Filed as an exhibit to the Company's Form 10-Q
         dated as of June 17, 1998, among               for the quarter ended June 30, 1998, and
         Johns Manville Canada Inc., as Borrower,       incorporated herein by reference.
         and Johns Manville Corporation and
         Johns Manville International, Inc., as
         Guarantors, Bank of Montreal, as Agent and
         Arranger, and the other financial institutions
         party thereto.
13.      1998 Annual Report.                            Pages 15 through 63 of the Company's 1998
                                                        Annual Report to security holders are filed
                                                        herewith and are incorporated herein by
                                                        reference.
21.      Subsidiaries of the Registrant.                Filed herewith on Page 20.
23.      Consent of PricewaterhouseCoopers LLP.         Filed herewith.
24.      Powers of Attorney.                            Page 21 (included on signature page to this
                                                        report).
27.      Financial Data Schedule.                       Filed herewith.

--------
*Management contract or compensatory plan or arrangements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of Johns Manville Corporation:

  Our audits of the consolidated financial statements referred to in our report dated January 29, 1999, appearing on page 62 of the 1998 Annual Report to Shareholders of Johns Manville Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
January 29, 1999

                           JOHNS MANVILLE CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULE
               to Form 10-K for the Year Ended December 31, 1998

 Schedule                                                                  Page
 --------                                                                  ----
    II    Valuation and qualifying accounts, for each of the three years in the period ended
           December 31, 1998.............................................   19

                           JOHNS MANVILLE CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        for the Years Ended December 31
                           (In thousands of dollars)

                                               Additions
                                    --------------------------------
                                                          Charged
                         Balance at Charged (Credited) (Credited) to               Balance at
                         Beginning     to Costs and        Other                     End of
     Classification       of Year        Expenses       Accounts(a)  Deductions(b)    Year
     --------------      ---------- ------------------ ------------- ------------- ----------
          1998
          ----
Allowances Reducing the
 Assets in
 the Balance Sheet:
  Doubtful accounts
   receivable...........  $  6,005        $  402         $   (557)     $    858     $  4,992
  Cash discounts........     2,257           --            29,679        29,194        2,742
  Other allowances......    28,518           --            80,471        75,048       33,941
  Deferred tax assets...    52,000           --               --          1,457       50,543
                          --------        ------         --------      --------     --------
    Total...............  $ 88,780        $  402         $109,593      $106,557     $ 92,218
                          ========        ======         ========      ========     ========
          1997
          ----
Allowances Reducing the
 Assets in
 the Balance Sheet:
  Doubtful accounts
   receivable...........  $  7,570        $ (243)        $    908      $  2,230     $  6,005
  Cash discounts........     1,278           --            26,110        25,131        2,257
  Other allowances......    21,168           --            52,904        45,554       28,518
  Deferred tax assets...    70,188           --               --         18,188       52,000
                          --------        ------         --------      --------     --------
    Total...............  $100,204        $ (243)        $ 79,922      $ 91,103     $ 88,780
                          ========        ======         ========      ========     ========
          1996
          ----
Allowances Reducing the
 Assets in
 the Balance Sheet:
  Doubtful accounts
   receivable...........  $  6,497        $1,122         $  2,022      $  2,071     $  7,570
  Cash discounts........     1,967           --            20,962        21,651        1,278
  Other allowances......    18,646           --            34,386        31,864       21,168
  Deferred tax assets...    82,512           --               --         12,324       70,188
                          --------        ------         --------      --------     --------
    Total...............  $109,622        $1,122         $ 57,370      $ 67,910     $100,204
                          ========        ======         ========      ========     ========

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

                                                               Jurisdiction of
                          Subsidiary                           Incorporation
                          ----------                           ---------------
CHANGZHOU SCHULLER ZHONGXIN TIANMA FIBER GLASS PROD. CO.,
 LTD..........................................................   China
HANDELSSELSKABET INITAN A/S...................................   Denmark
JOHNS MANVILLE AB.............................................   Sweden
JOHNS MANVILLE CANADA INC.....................................   Canada
JOHNS MANVILLE CHINA LTD......................................   Delaware
JOHNS MANVILLE EUROPEAN INVESTMENTS B.V.......................   Netherlands
JOHNS MANVILLE EUROPE GmbH....................................   Germany
JOHNS MANVILLE GmbH...........................................   Germany
JOHNS MANVILLE INTERNATIONAL B.V..............................   Netherlands
JOHNS MANVILLE INTERNATIONAL GROUP, INC.......................   Delaware
JOHNS MANVILLE INTERNATIONAL, INC.............................   Delaware
JOHNS MANVILLE LIMITED........................................   Ireland
MESA INSULATION, INC..........................................   Delaware
MITEX AB......................................................   Sweden
MITEX GLASSFIBRE LIMITED......................................   England
NORD BITUMI SpA...............................................   Italy
SCHULLER GmbH.................................................   Germany
SKANDINAVISKA JUTE AB.........................................   Sweden
TASSO AB......................................................   Sweden
UK GLASSFIBRE LIMITED.........................................   England

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 16th day of March, 1999.

                                          JOHNS MANVILLE CORPORATION
                                            (Registrant)

                                                   /s/ CHARLES L. HENRY
                                          By: _________________________________
                                                    Charles L. Henry
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

                               POWER OF ATTORNEY

  Know all men by these presents that each person whose signature appears below does hereby constitute and appoint Charles L. Henry, John P. Murphy and Dion Persson, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his substitute or substitutes, lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 16, 1999.

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

           /s/ LEO BENATAR                Director
-------------------------------------
            (Leo Benatar)

         /s/ ERNEST H. DREW               Director
-------------------------------------
          (Ernest H. Drew)

        /s/ ROBERT A. FALISE              Director
-------------------------------------
         (Robert A. Falise)

              Signature                                   Title

          /s/ TODD GOODWIN                Director
-------------------------------------
           (Todd Goodwin)

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

Transfer Agent and Registrar              Independent Accountants
EquiServe Limited Partnership             PricewaterhouseCoopers LLP
First Chicago Division                    370 Seventeenth Street, Suite 3300
P.O. Box 2500                             Denver, CO 80202-5633
Jersey City, NJ 07303
Call: (201) 324-1644
Hearing Impaired: TDD: (201) 222-
4955
Internet Information:
 website: http://www.fctc.com
 e-mail: fctc@em.fcnbd.com
(send stockholder address changes to the above address)

SELECTED FIVE-YEAR FINANCIAL DATA
________________________________________________________________________________

                                                                 In thousands of dollars, except per share amounts
------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                       1998        1997        1996        1995        1994
------------------------------------------------------------------------------------------------------------------
Income
------------------------------------------------------------------------------------------------------------------
Net Sales (Note B)                                      $1,781,179  $1,647,645  $1,552,429  $1,391,522  $1,277,818
Income from Operations (Notes A, B and G)                  279,737     215,422     187,427     201,283     142,299
Income from Continuing Operations,
     net of tax (Notes A, B and G)                         185,291     130,529     190,525     122,006      55,606
Income before Extraordinary Items and
     Cumulative Effect of Accounting Change (Note B)       185,291     150,000     406,771     115,995      65,416
Net Income (Notes B, D, E and F)                           180,946     150,000      90,486     115,995      36,996
------------------------------------------------------------------------------------------------------------------
Financial Position (As of December 31)
------------------------------------------------------------------------------------------------------------------
Total Assets (Note C)                                   $2,207,185  $1,980,534  $1,946,726  $2,474,059  $2,317,498
Long-Term Debt, less current portion                       587,276     456,294     428,160     447,007     441,798
Stockholders' Equity                                       790,108     693,083     580,462   1,181,307   1,080,781
------------------------------------------------------------------------------------------------------------------
Additional Data (Note B)
------------------------------------------------------------------------------------------------------------------
Additions to Property, Plant and Equipment              $  130,336  $  125,296  $  153,000  $  111,329  $   82,833
Research, Development and Engineering                       32,823      31,174      32,663      29,988      29,738
------------------------------------------------------------------------------------------------------------------
Per Share Data (Note H)
------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share
  Basic:
    Income from Continuing Operations,
     net of tax (Notes A, B and G)                      $     1.16  $      .81  $      .86  $      .79  $      .25
    Income before Extraordinary Items and
     Cumulative Effect of Accounting
     Change (Note B)                                          1.16         .93        2.29         .74         .33
    Net Income (Notes B, D, E and F )                         1.13         .93         .20         .74         .10
  Diluted:
    Income from Continuing Operations,
     net of tax (Notes A, B and G)                            1.15         .80         .85         .78         .25
    Income before Extraordinary Items and
     Cumulative Effect of Accounting
     Change (Note B)                                          1.15         .92        2.27         .73         .33
    Net Income (Notes B, D, E and F )                         1.12         .92         .20         .73         .10
Common Dividends Paid                                          .18         .13        6.03
------------------------------------------------------------------------------------------------------------------
Pro Forma Data (Note I)
------------------------------------------------------------------------------------------------------------------
Income from Operations                                  $  243,749  $  215,422  $  229,367  $  201,283  $  142,299
Net Income                                                 162,236     130,529     115,267      93,443      60,992
Earnings Per Common Share (Diluted):
    Net Income                                          $     1.00  $      .80  $      .71  $      .57  $      .37
------------------------------------------------------------------------------------------------------------------
See notes on page 16.

                                Johns Manville/15

SELECTED FIVE-YEAR FINANCIAL DATA
________________________________________________________________________________

Notes to Selected Five-Year Financial Data:

(A) During 1996, the Company recorded nonrecurring charges totaling $49.2 million. These charges included $41.7 million for the shutdown of current operations, demolition of facilities and site restoration and $7.5 million of asset write-downs to estimated fair values, partially offset by a gain on the sale of other manufacturing assets.

(B) In the first quarter of 1996, the Company disposed of its 81.3 percent interest in Riverwood International Corporation ("Riverwood"). Accordingly, Riverwood's operations have been reflected as discontinued operations and its operating results have been excluded from the determination of income from continuing operations for all periods presented. Income from continuing operations, net of tax, includes gains on sales of equity investments, interest income, interest expense and profit sharing expense. Income before extraordinary items and cumulative effect of accounting change and net income include a gain on disposal of discontinued operations of $216.2 million, net of tax, in 1996 and a loss on disposal of discontinued operations of $42.5 million, net of tax, in 1995.

During the third quarter of 1997, the Company recognized an additional net gain on disposal of discontinued operations of Riverwood of $19.5 million, of which $8.2 million related to income taxes.

(C) Total assets at December 31, 1998 include the acquisition deposit of $227.3 million for the January 1, 1999 Spunbond/Monofilament purchase from Hoechst.

The net assets and liabilities of the discontinued operations of Riverwood have been classified as net assets held for sale at December 31, 1995 and 1994, totaling $375.6 million and $409.6 million, respectively.

(D) In 1996, the Company recorded an extraordinary loss of $314.3 million, net of taxes of $169.2 million, on the exchange of approximately 32.5 million shares of the Company's common stock for the termination of the Manville Personal Injury Settlement Trust's profit sharing right to 20 percent of the Company's net earnings (as adjusted).

(E) The Company recorded extraordinary losses on early extinguishments of debt, net of taxes, of $31.8 million, $2 million and $28.4 million in 1998, 1996 and 1994, respectively.

(F) Effective January 1, 1998, the Company changed its method of accounting for glass furnace rebuild costs. The cumulative effect of this change in accounting principle increased 1998 earnings by $27.4 million, net of taxes of $17.9 million.

(G) The Company sold its five percent net smelter royalty on certain metals produced by the Stillwater Mining Company for cash resulting in other income of $36 million in April 1998.

(H) During 1996, the Company redeemed its Cumulative Preference Stock, Series B. Earnings per share amounts prior to 1997 were calculated after the deduction for preference stock dividends/accretion and the $52.1 million premium on preference stock redemption.

(I) Pro forma data has been adjusted to eliminate the effects of nonrecurring charges, restructuring of operations, certain pension plan settlement gains, gains on sales of equity investments, mining royalty sale proceeds, interest expense on the 9 percent Sinking Fund Debentures, profit sharing expense, an unusual 1996 income tax item, discontinued operations, extraordinary losses, cumulative effect of accounting change, preference stock dividends/accretion and premium on preference stock redemption, on a consistent basis and adjusted for estimated applicable tax effects. In addition, earnings per share are based on
161.9 million diluted weighted average shares for 1998 and 163.1 million pro forma diluted weighted average shares for the other periods presented.

                                Johns Manville/16

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

Management's Discussion and Analysis of Financial Condition and Results of Operations

Johns Manville Corporation (the "Company") manufactures and markets building and equipment insulation, commercial/industrial roofing systems, high-efficiency filtration media, and fibers and nonwoven mats used as reinforcements in building and industrial applications. The Company operates 54 manufacturing facilities in North America, Europe and China, and is comprised of three principal business segments: Insulation, Roofing Systems and Engineered Products.

The Insulation segment consists of the Company's building insulation business, which manufactures fiber glass wool insulation for walls, attics and floors in residential and commercial buildings and polyisocyanurate foam sheathing for residential structures; commercial/industrial insulation business, which manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications; and original equipment manufacturers ("OEM") insulation business, which manufactures thermal and acoustic insulation for aircraft, marine vessels, automobiles and heating, ventilating and air conditioning ("HVAC") and other equipment.

The Roofing Systems segment consists of the Company's commercial/industrial roofing systems business, which supplies built-up, modified bitumen and single-ply membranes; perlite, fiber glass and polyisocyanurate insulations; roof guarantees; and accessories.

The Engineered Products segment consists of the Company's mats and fibers business, which manufactures continuous filament fiber glass-based products used for reinforcing roofing, flooring, wall covering and plastic products. The mats and fibers business includes the Company's German subsidiary, Schuller GmbH, and the Company's European fabrics businesses. The Engineered Products segment also includes the Company's filtration business, which manufactures filtration media for commercial and industrial buildings; ultra-fine fibers for clean room air filters and battery separators; liquid filtration cartridges and media for use in commercial and industrial applications; and synthetic meltblown products used in various other applications.

Consistent with the Company's internal reporting, business segments discussed below include allocated corporate expenses. The 1998 mining royalty sale proceeds, certain nonrecurring charges and a pension settlement gain related to 1996, are reported in corporate and eliminations.

                                Johns Manville/17

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

1998 vs 1997
Results of Operations

The Company's net sales for 1998 increased $133.6 million, or 8.1 percent, to $1,781.2 million compared with $1,647.6 million for 1997. Gross profit increased $45.7 million to $477.2 million from $431.5 million. The gross profit margin for 1998 increased to 26.8 percent from 26.2 percent due to volume and productivity gains across all segments, partially offset by increased fixed costs and pricing declines in the mats and fibers and filtration businesses. Selling, general, administrative and research, development and engineering expenses, combined, increased $17.6 million, or 8.6 percent, to $223.4 million and were flat as a percentage of sales at 12.5 percent compared with 1997. Other income was $25.9 million for 1998 compared with other expense of $10.3 million for 1997. Other income for 1998 included proceeds of $36 million from a mining royalty sale. Exclusive of the mining royalty sale proceeds, income from operations for 1998 was $243.7 million, up 13.1 percent, compared with $215.4 million for 1997.

Insulation Segment

The Insulation segment's net sales increased $36.3 million, or 5.2 percent, to $734.1 million for 1998 compared with $697.8 million in 1997. Income from operations increased $31.4 million, or 36.3 percent, to $118 million compared with $86.6 million in 1997. The 1998 results for building insulation reflect volume increases due to strong demand, improved operating efficiencies and an improved pricing environment which began in the latter half of the year. While commercial/industrial insulation businesses reflected moderately higher sales volumes and selling prices for pipe and equipment insulation, gross margins and operating income were negatively impacted by downtime for equipment upgrades during 1998. Also in 1998, the use of alternate materials resulted in significantly lower sales and margins in automotive products.

Roofing Systems Segment

Net sales for the Roofing Systems segment increased $51.3 million, or 10.1 percent, to $561.8 million for 1998 compared with $510.5 million in 1997 due primarily to incremental volume increases from the recent thermoplastic membrane acquisitions. Excluding the impact of acquisitions, net sales increased slightly for 1998 compared with 1997. Income from operations, however, decreased to $48 million from $50.5 million for 1998 compared with 1997. Volume gains in 1998 were partially offset by pricing pressures in polyisocyanurate foam products, a less favorable product mix and acquisition-related costs. In addition, adverse weather conditions early in the year limited roofing activity and shipments, and negatively affected 1998 operating margins.

Engineered Products Segment

The Engineered Products segment's net sales increased $38.1 million, or 8 percent, to $514.1 million for 1998 compared with $476 million in 1997. Income from operations decreased slightly to $77.7 million from $78.3 million for the same periods. The sales increases are primarily due to the May 1997 acquisition of Mitex and the May 1998 acquisition of Tasso AB, both European manufacturers of fiber glass wall covering fabrics. However, 1998 sales and operating income were adversely affected by slower economic activity in Asia and Russia. Volume increases in the U.S. mats and fibers business were partially offset by the aforementioned weather-related declines in roofing mat shipments and lower selling prices during 1998. Results in filtration decreased for 1998 due to lower selling prices and a worldwide slowdown in clean room builds.

Other Income (Expense), net

The Company sold its five percent net smelter royalty on certain metals produced by the Stillwater Mining Company for cash resulting in other income of $36 million in April 1998.

                                Johns Manville/18

________________________________________________________________________________

Interest

Compared with 1997, the Company's interest income decreased $3.8 million due to lower average cash and marketable securities balances.

The Company's interest expense decreased $14.3 million for 1998 compared with 1997 primarily due to the repurchase of substantially all of the Company's $400 million of 10.875 percent Senior Notes due 2004 (the "Senior Notes") in May 1998 using revolving credit facilities with significantly lower interest rates. Also during 1998, the Company used available cash to repay borrowings under the revolving credit facilities.

Income Taxes

The Company's effective tax rate was approximately 26 percent in 1998 and 1997. The Company receives a tax deduction and a related reduction in its effective tax rate when the Manville Personal Injury Settlement Trust (the "Trust") pays claimants or makes distributions to a specific settlement fund from dividends paid on, or proceeds received from disposition of, Company stock held by the Trust. The Company benefited from such distribution of dividend and stock sale proceeds to the settlement fund and from the utilization of tax credits.

Discontinued Operations

During 1997, the Company adjusted the estimated gain recognized in 1996 on the disposition of Riverwood International Corporation ("Riverwood"). The adjustment, resulting in an additional net gain on disposal of discontinued operations of $19.5 million, of which $8.2 million related to income taxes, arose from the termination of certain indemnification obligations to the purchaser of Riverwood and from the determination of certain income tax consequences of the disposition, which were finalized with the completion of the Company's 1996 income tax returns.


Extraordinary Loss on Early Extinguishment of Debt

In May 1998, the Company repurchased, through a cash tender offer, substantially all of its $400 million of 10.875 percent Senior Notes. This transaction resulted in an extraordinary loss on the early extinguishment of debt of $31.8 million, net of taxes of $18.1 million.

Cumulative Effect of Accounting Change

Effective January 1, 1998, the Company changed its method of accounting for glass furnace rebuild costs to the capitalization method from the allowance method. The cumulative effect of this change in accounting principle increased 1998 earnings by $27.4 million, net of taxes of $17.9 million. This change resulted in an increase in depreciation expense but eliminated the provision for furnace rebuilds. The pro forma effect of this change on net income was not material.

Earnings Per Common Share

Basic and diluted net earnings per common share for 1998 were $1.13 and $1.12, respectively, as compared with basic and diluted net earnings per common share of $0.93 and $0.92, respectively, for 1997. The extraordinary loss on early extinguishment of debt decreased basic and diluted earnings per common share by $0.20 during 1998. The cumulative effect of a change in accounting increased basic and diluted earnings per common share by $0.17 during 1998. Gain on disposal of discontinued operations increased basic and diluted earnings per common share by $0.12 during 1997.

                                Johns Manville/19

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

1997 vs 1996

Results of Operations

The Company's net sales for 1997 increased $95.2 million, or 6.1 percent, to $1,647.6 million from $1,552.4 million in 1996. Gross profit of $431.5 million for 1997, decreased $9.1 million, or 2.1 percent, from $440.6 million in 1996. The gross profit percentage declined 2.2 percentage points to 26.2 percent for 1997 due to lower selling prices. Selling, general, administrative and research, development and engineering expenses, combined, increased $2.1 million to $205.7 million. These expenses, however, decreased as a percentage of sales in 1997 to
12.5 percent, compared with 13.1 percent in 1996. Income from operations for 1997 was $215.4 million, up 14.9 percent, compared with $187.4 million for 1996. Income from operations during 1996 included nonrecurring charges totaling $49.2 million.

Insulation Segment

The Insulation segment's net sales remained essentially unchanged at $697.8 million for 1997. Income from operations for this segment decreased $6.3 million, or 6.8 percent, to $86.6 million for 1997 from $92.9 million for 1996, which included $17.6 million of nonrecurring charges. During 1997, capacity-related selling price and other competitive pressures reduced net sales and led to lower margins and a decrease in operating income for the residential insulation business compared with 1996. The selling price decreases, averaging seven-to-eight percent, were partially offset by volume increases due to strength in U.S. construction markets. The commercial/industrial insulation business, driven primarily by pipe and duct insulations, experienced higher 1997 net sales and operating income on volume increases, while lower selling prices led to slightly decreased margins compared with 1996. Despite lower 1997 net sales in automotive products primarily due to the disposition of the Company's molded parts business, operating income for OEM insulation increased for 1997 compared with 1996, reflecting strength in aerospace and other specialty insulations.

Roofing Systems Segment

The Roofing Systems segment's net sales increased $96.5 million, or 23.3 percent, to $510.5 million in 1997 compared with $414 million in 1996. The higher sales were primarily due to increased volumes and broadened product lines from acquisitions, partially offset by unfavorable product mix. Operating income increased $28.8 million to $50.5 million in 1997, reflecting strong margins when compared with $21.7 million for 1996, which included $5.6 million of nonrecurring charges. These increases reflected the effective integration of acquisitions, favorable raw material costs, higher roof guarantee earnings and improved productivity.

Engineered Products Segment

The Engineered Products segment's net sales increased $5.2 million to $476 million for 1997 compared with $470.8 million in 1996. Income from operations decreased to $78.3 million, or 18.1 percent, compared with $95.6 million in 1996, which included $4 million of income related to nonrecurring items. Net sales and operating income for the U.S. mats and fibers business decreased in 1997 as reduced costs were more than offset by declining volumes and selling prices due to competitive pressures. Strong improvements on higher sales volumes for the segment's European operations, including the incremental impacts of the Mitex acquisition, were partially offset by unfavorable currency comparisons on reported results. Net sales for the filtration business increased for 1997 on higher volumes due to recent acquisitions in the synthetic filtration media markets. These improvements in filtration were offset by competitive pricing pressures and higher acquisition-related costs which led to decreased margins and operating income for 1997.

                                Johns Manville/20

________________________________________________________________________________

Nonrecurring Charges

In 1996, the Company recorded the following pretax nonrecurring charges totaling $49.2 million.

The Company completed an evaluation of a manufacturing facility with both current and former operations and determined that its best course of action was closure of the facility. Consequently, the Company recorded nonrecurring charges of $41.7 million for the shutdown of current operations, demolition of facilities and site restoration, of which $30 million, $6.1 million and $5.6 million related to corporate and eliminations, the Insulation segment and the Roofing Systems segment, respectively. Of these charges, $7.5 million were noncash asset write-downs. At December 31, 1998, $12 million of the remaining liability of $37.3 million was classified as other current liabilities. Upon completion of these actions, the Company intends to dispose of the remaining properties and does not expect to incur significant future monitoring and maintenance costs. The Company expects to fund the charges requiring cash outlays from available cash balances and cash generated from operations. Pending federal and state regulatory agency approval, the final demolition is expected to begin in 1999 and is expected to be substantially completed by 2000, with the majority of liabilities settled during that time frame. Due in part to delays in obtaining these approvals, the Company spent minimal amounts in preparation for demolition phases of the project during 1998. The nonrecurring charges are based on estimates and, therefore, are subject to risks and uncertainties related to the Company's ability to secure agreements with third parties, relinquish the properties and obtain regulatory approvals to execute the actions described above. As a result, the Company believes it is reasonably possible that these estimates may be revised in the near-term. However, the impacts of such revisions, if any, are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

The Company also recorded 1996 nonrecurring charges (income) in the Insulation and Engineered Products segments of $11.5 million and $(4) million, respectively, consisting primarily of asset write-downs to estimated fair values in the automotive molded parts business, which was disposed of in 1997, and a gain on the sale of other manufacturing assets.

Other Expense, net

Other expense, net, was $10.3 million for 1997 compared with $0.3 million for 1996. During 1997, other expense, net, included higher goodwill amortization, reflecting a full year of expense related to 1996 acquisitions, in addition to expense related to 1997 acquisitions. Other expense, net, for 1996 included a $7.2 million gain on the settlement of certain pension plans.

Interest

Compared with 1996, the Company's interest income decreased $8.6 million primarily due to lower average cash and marketable securities balances.

During 1997, the Company's interest expense increased $2 million due primarily to 1997 acquisition-related borrowings.

Income Taxes

The Company's 1997 effective income tax rate of 26 percent is lower than the U.S. federal statutory tax rate primarily due to the impact of utilizing prior years' tax credits and the tax benefit the Company receives on its quarterly dividend. For the year ended December 31, 1996, the Company reported a net income tax benefit of $39.1 million, which included a $104.5 million tax benefit on the portion of the special cash dividend that was paid to the Trust. Exclusive of the tax benefit on the special cash dividend, the Company's effective tax rate on income from continuing operations was 43 percent for the year ended December 31, 1996. This rate is higher than the U.S. federal statutory tax rate principally due to higher foreign effective tax rates and state taxes.

                                Johns Manville/21

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

Discontinued Operations

During 1997, the Company recognized an additional $19.5 million net gain related to the 1996 disposal of the discontinued operations of Riverwood International Corporation.

During 1996, the Company received gross cash proceeds of $1.08 billion from the disposition of its 81.3 percent interest in Riverwood and recorded a gain of $216.2 million, net of taxes of $138.7 million.

Extraordinary Losses

During 1996, the Company exchanged approximately 32.5 million shares of its common stock for the Trust's profit sharing right to 20 percent of the Company's net earnings (as adjusted). As a result, the Company recorded an extraordinary loss of $314.3 million, net of taxes of $169.2 million.

Also during 1996, the Company redeemed its 9 percent Sinking Fund Debentures with cash of $27.7 million, plus accrued interest of $1.6 million, resulting in an extraordinary loss on early extinguishment of debt of $2 million, net of taxes of $1.1 million.

Preference Stock Redemption

The Company redeemed its Cumulative Preference Stock, Series B (the "preference stock"), with cash of $230.8 million during 1996. The premium, or excess of the redemption price over the carrying value of the preference stock, of $52.1 million was charged directly to capital in excess of par value and, along with preference stock dividends, was deducted from net income to compute earnings and earnings per share applicable to common stockholders during 1996.

Earnings Per Common Share

Basic and diluted net earnings per common share for 1997 were $0.93 and $0.92, respectively, as compared with basic and diluted net earnings per common share of $0.20 for 1996. Gain on disposal of discontinued operations increased basic and diluted earnings per common share by $0.12 during 1997 and increased basic and diluted earnings per common share by $1.43 and $1.42, respectively, during 1996. The combined extraordinary losses on trust settlement and early extinguishment of debt decreased 1996 basic and diluted earnings per common share by $2.09 and $2.07, respectively.

Liquidity and Capital Resources

The Company broadly defines liquidity as the ability to generate sufficient cash flow to satisfy operating requirements, fund capital expenditures and meet existing obligations and commitments. In addition, liquidity also includes the ability to obtain appropriate financing and convert into cash those assets that are no longer required to meet the Company's strategic objectives. Therefore, liquidity should not be considered separately from capital resources, which consist of currently or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.

The Company's agreements with its lenders contain financial and general covenants. These include, among other things, limitations on borrowings, investments and asset dispositions and maintenance of various financial ratios. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At December 31, 1998, the Company was in compliance with these covenants.

                                Johns Manville/22

________________________________________________________________________________

The Company's cash and marketable securities balances decreased $152.6 million during 1998 to $16.5 million at December 31, 1998, from $169.1 million at December 31, 1997. At December 31, 1998, cash and marketable securities located outside the U.S. and Canada were $12.8 million. In conjunction with the tender offer discussed in "1998 vs 1997 Results of Operations - Extraordinary Loss on Early Extinguishment of Debt," the Company arranged unsecured multicurrency revolving credit facilities (the "credit facilities") totaling approximately $750 million at a floating interest rate of LIBOR plus an additional margin, with an initial termination date of May 15, 2003. The Company used $450 million of the credit facilities to repurchase the Senior Notes. At December 31, 1998, $550 million of borrowings under the credit facilities were outstanding. The remaining credit facilities are available for funding acquisitions and capital expenditures, and other corporate purposes. The Company also canceled its $100 million receivables sale facility and its $75 million revolving line of credit available to international subsidiaries. The Company's international subsidiaries had additional borrowing and working capital facilities totaling $13.3 million, of which $9.7 million was available at December 31, 1998. These facilities are principally secured by the Company's equity ownership in certain international subsidiaries and joint ventures.

The Company's net operating activities provided $226.3 million of cash during 1998, compared with $168.7 million for 1997. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. As discussed in "Results of Operations," the effects of increased sales volumes were partially offset by lower selling prices experienced during the first half of 1998. During 1998, operating activities also included the mining royalty sale gain, offset by the loss from the early extinguishment of the Senior Notes. The Company expects operating results to continue to benefit from the integration of acquisitions. Recent price improvements are expected to continue to benefit the building insulation business. Meanwhile, slow economic activity in Asia and Russia may continue to impact results in the Engineered Products segment. In addition, 1999 results of operations will be affected by 1998 interest rate declines and equity market volatility, which will negatively impact the Company's pension expense (income). However, this is not expected to impact the Company's pension plan cash funding requirements.

The Company's investing activities used $391.1 million in 1998 and $213.4 million during 1997. Investing activities for 1998 used $92.2 million for acquisitions, net of cash acquired, and $106.4 million for capital expenditures. In addition, 1998 investing activities include the Company's $227.3 million deposit for the Spunbond/Monofilament acquisition completed in 1999. The 1998 capital expenditures included approximately $46 million related to capacity expansion projects. Cash used in investing activities for 1997 included acquisitions of $136.5 million, net of cash acquired, and capital expenditures totaling $90.5 million, of which approximately $50 million related to capacity expansion projects. Investing activities for 1997 also included proceeds from the disposition of the Company's automotive molded parts business.

The Company's financing activities for 1998 consisted of issuances of debt totaling $599.6 million, net, and repayments of debt totaling $469.9 million, relating primarily to the December 1998 deposit for the Spunbond/Monofilament acquisition and the May 1998 Senior Note repurchase. In addition, the Company purchased 3.6 million shares of its common stock from the Trust at $13 per share and, accordingly, recognized treasury stock, at cost, of $46.8 million in 1998. The Company paid quarterly dividends totaling $28.8 million and $21 million during 1998 and 1997, respectively. During the third quarter of 1998, the Company increased the quarterly dividend rate from $0.04 to $0.06 per share, paid in the fourth quarter. During 1997, the Company repaid debt totaling $30 million assumed in connection with 1996 acquisitions. The Company also borrowed $55 million from international credit facilities to partially finance 1997 acquisitions, of which $10 million was repaid in 1997. The remainder was repaid in 1998.

                                Johns Manville/23

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

The Company believes that its current cash position, funds available under credit facilities and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, the Company may need to access capital markets to pay the principal of its credit facilities, or in connection with possible significant future acquisitions.

Cyclicality of Demand/Competitive Environment

Demand for the Company's products has historically been cyclical due to macroeconomic factors affecting residential and commercial construction markets. Due to their specific market niches, the Company's replacement roofing, filtration and specialty products are less sensitive to business cycles. Selling prices are subject to factors influenced by the competitive environment in which the Company operates, including fluctuations in overall capacity utilization.

Income Taxes

The cash taxes paid by the Company in the U.S. were substantially lower than statutory rates due to the Company's deductions related to payments made to the Trust, tax credit carryforwards and, in 1996, net operating loss carryforwards. The Company receives a tax deduction for the amount of any dividends paid on shares of the Company's common stock held by the Trust. In addition, the Company will receive a tax deduction when the Trust sells some or all of its shares of common stock and distributes the proceeds to its beneficiaries or transfers the proceeds to a specific settlement fund.

As of December 31, 1998, the Company will need a cumulative total of approximately $570 million of U.S. federal taxable income to realize its net U.S. deferred tax asset of $198.4 million. Based on the Company's historical earnings levels, projected future earnings and the expected timing of the taxable deductions principally related to amounts paid by the Trust or transferred to a specific settlement fund, the Company believes it will realize its net deferred tax asset. The Company's valuation allowance on all deferred tax assets is subject to change as forecasts of future years' earnings and the estimated timing of the utilization of the Company's tax benefits are revised.

If the Trust were to sell the stock at a price greater than the Company's carrying value, the Company may receive a tax benefit in excess of the deferred tax asset reflected for financial reporting purposes. Likewise, if the Trust were to sell the stock at a price lower than the carrying value, the Company would receive a tax benefit less than the deferred tax asset reflected for financial reporting purposes. To illustrate, using the December 31, 1998 closing market price of $16.4375 per share, and assuming full realization, the deferred tax asset related to the Company's stock held by the Trust would total approximately $720 million, which exceeds the carrying value by nearly $570 million.

Under Section 468B of the U.S. Internal Revenue Code, the Company is responsible for income taxes on the taxable income of the Trust's specific settlement fund at a tax rate of 15 percent. Any such taxes paid by the Company will generate a tax deduction for the Company. The Company cannot predict the amount of any such future tax obligations. However, related liabilities could become material in certain situations including the Trust monetizing, and retaining the proceeds of, a significant portion of its investment in the Company's common stock or the settlement of this obligation between the Company and the Trust. During 1998, the Company incurred approximately $3 million of these taxes, before any U.S. federal or state benefit.

                               Johns Manville/24

________________________________________________________________________________

Capital Spending and Capacity Expansion

The Company estimates capital spending in 1999 of approximately $160 million excluding acquisitions, of which approximately $59 million will be used in capacity expansion programs. As of December 31, 1998, outstanding purchase commitments relating to capital spending and capacity expansion projects totaled $18.1 million. The Company plans to fund its capital spending from available cash balances and cash flows generated by operations. The Company's capacity expansion programs are periodically revised to reflect changes in demand, industry capacity and the results of productivity improvements and technological innovations.

In response to the implementation of the 1990 Amendments to the federal Clean Air Act and requirements of various state air emissions regulations, the Company may be obligated to further monitor and reduce air emissions at its manufacturing sites. The Title III air toxics regulations applicable to the Company's fiber glass plants were issued in proposed form in 1997. Subsequent proposed amendments to those regulations in the first quarter of 1999 did not change the substantive requirements related to air toxics. The Company does not anticipate significant compliance costs as a result of these regulations. Because the other anticipated regulations have not yet been proposed, neither the costs nor timing of compliance can be reasonably anticipated at this time, however, these anticipated regulations could require capital expenditures in the years 1999-2001, with most of the expenditures occurring in the latter part of that time frame.

Acquisitions

In January 1998, the Company acquired the assets of a U.S. manufacturer of reinforced thermoplastic roofing systems and also acquired a plant associated with the Insulation segment, which manufactures calcium silicate pipe and block insulation, and fireproof board. In May 1998, the Company acquired Exeltherm, a Canadian producer of polyisocyanurate foam products for commercial/industrial roofing and residential construction. Also in May 1998, the Company acquired Skandinaviska Jute, which owns Tasso AB, a European manufacturer of fiber glass wall coverings. This acquisition is associated with businesses of the Engineered Products segment. In December 1998, the Company acquired the assets of a U.S. manufacturer of commercial/industrial roofing insulation products. Also in December 1998, the Company entered into a joint venture to develop, manufacture and market products used to stop the spread of fires in new and existing buildings. This joint venture is associated with businesses of the Insulation segment.

The combined purchase price for these acquisitions, accounted for under the purchase method, was $92.2 million which was financed from existing cash balances and borrowings under credit facilities. The excess of the combined purchase price over the estimated fair value of net assets acquired, or goodwill, amounted to approximately $59 million. Certain amounts of the purchase price allocation related to preacquisition contingencies and restructuring decisions were based on preliminary estimates and may be revised during 1999.

                               Johns Manville/25

MANAGEMENT'S DISCUSSION AND ANALYSIS
_______________________________________________________________________________

Subsequent Event

On January 1, 1999, the Company completed the acquisition of Hoechst's Spunbond/Monofilament operations. This acquisition will expand existing product lines of the Company's Engineered Products segment in North America and Europe. The cash payment for this acquisition, to be accounted for under the purchase method, will be $227.3 million (subject to certain post-closing adjustments), financed with borrowings from the Company's credit facilities. The acquisition borrowings, drawn during December 1998, are shown as the acquisition deposit on the Company's balance sheet. The allocation of the purchase price will be finalized during 1999 upon completion of asset valuations and determination of preacquisition contingencies and restructuring decisions.

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

The Company has reviewed its historical inspection and remediation experience and the terms and collectibility of amounts under the reimbursement agreements in light of the contingencies described above. Based on the information available to date and subject to the assumptions described above, if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

                               Johns Manville/26

_______________________________________________________________________________

Environmental Contingencies

At December 31, 1998, the Company had remediation activities in progress at four sites, out of a total of 16 such sites for which the Company has identified environmental conditions requiring remediation. In addition, the Company has been identified as a potentially responsible party at 14 non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 14 sites, the Company's potential liability for ten sites will be determined pursuant to the settlement agreement described in the following paragraph. Three of the sites may not be subject to the settlement agreement and, accordingly, the Company could be jointly and severally liable for costs of remediating these sites. At one of the sites, only part of the liability will be determined by the settlement agreement with the rest of the liability being the subject of a U.S. Environmental Protection Agency ("EPA") de minimis settlement offer.

In 1994, the U.S. government and the Company settled certain litigation concerning the Company's disposal activities prior to consummation of its plan of reorganization. The settlement agreement, which was made a court order, limits the Company's future liability under both CERCLA and the Resource Conservation and Recovery Act ("RCRA") to 55 percent of its share of site-wide response costs and natural resources damages without regard to joint and several liability for disposals made by the Company prior to consummation of the Company's plan of reorganization. The agreement resolved the Company's liability at certain historical sites and also covers CERCLA and RCRA liability for other disposal sites at which the EPA has incurred or may incur response costs and which were used by the Company prior to consummation of the plan of reorganization. The agreement provides that the amount the Company will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year. The EPA and others from time to time commence cleanup activities at such sites and in the future the EPA and others may assert claims against the Company with respect to such sites. The Company believes that all such activities and claims, if any, will be subject to the agreement.

At December 31, 1998 and 1997, the Company's balance sheet included undiscounted accruals for environmental remediation costs, including ongoing compliance, maintenance and monitoring costs, of $34.8 million and $36.5 million, respectively. The Company paid $1.7 million and $1.3 million for environmental cleanup in 1998 and 1997, respectively. Except for certain one-time costs (related to the nonrecurring charges as discussed in "Results of Operations - Nonrecurring Charges") expected to be incurred in 1999 and 2000 totaling $12.9 million, the Company believes amounts paid in 1998 and 1997 are representative of the Company's future annual environmental cleanup costs and anticipates expenditures relating to costs currently accrued to be made over the next 15 years.

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

                               Johns Manville/27

MANAGEMENT'S DISCUSSION AND ANALYSIS
_______________________________________________________________________________

Year 2000 Compliance

The Company is engaged in a comprehensive project to modify its systems for year 2000 compliance. The Company's approach to year 2000 compliance activities may be broken down into five general areas: inventory, analysis/planning, repair/modification/testing, certification, and contingency plans.

As of December 31, 1998, the Company has completed substantially all of the inventory and a majority of the analysis/planning phases of the project which involved obtaining systems inventories including embedded technology, performing on-site audits at operating locations, contacting vendors to obtain compliant releases of hardware and software, and establishing project plans and associated implementation schedules. Testing and repair/modification work and surveys of major suppliers to determine their level of compliance began during the second quarter of 1998 and will continue through the first quarter of 1999. Certifications began during the fourth quarter of 1998, with completion expected in early 1999. Business continuity and contingency plans, including, among other things, manual equipment operations and scheduling, are currently being developed to address high risk areas as they are identified with contingency plans in place by the end of 1999. To date, the phases of the project currently underway have progressed substantially as planned. Failure by the Company or its vendors and customers to achieve year 2000 compliance could result in disruption of the Company's operations, possibly impacting the Company's ability to obtain raw materials, produce products, or collect revenues. However, the Company believes that its compliance efforts will be successful and that significant disruptions of the Company's operations are unlikely to develop.

The Company spent approximately $1.4 million in 1998 on year 2000 projects and activities. The estimated total costs for year 2000 related projects and activities, anticipated to be completed in 1999, are not expected to exceed $5 million. However, if costs are incurred in excess of the above estimates, such costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or results of operations. All future expenditures will be funded through operations and will directly impact the reported level of income. The above discussion regarding costs, risks and estimated completion dates for year 2000 compliance activities is based on estimates given information that is currently available, and is subject to change.

Introduction of the Euro

On January 1, 1999, eleven countries of the European Union established a new single European currency (the "Euro"). The Euro will become a currency in its own right and will completely replace the currencies of the participating countries by 2002. This conversion may affect, among other things, cross-border competition among member countries, product pricing, exchange rate risk and derivatives exposure, and information technology and systems. The Company's European businesses, primarily in the Engineered Products segment, accounted for approximately 12 percent of total sales during 1998. The Company is addressing issues related to the conversion and, at this time, is not expecting material adverse effects on its financial condition, liquidity or results of operations.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, the Company cannot determine the effects, if any, adopting this statement will have on its financial condition, liquidity or results of operations. However, the Company does not expect a significant impact on its results of operations.

                               Johns Manville/28

______________________________________________________________________________

Market Risk

The Company is exposed to, among other things, the impact of interest rate changes, foreign currency fluctuations, and changes in commodity prices related to energy. The Company employs established policies and procedures to manage its exposure and minimize volatility in earnings and cash flows, lower costs and protect the value of certain foreign currency denominated assets, liabilities and anticipated transactions. To achieve these objectives the Company enters into interest rate swaps to manage net exposure to interest rate changes related to its debt obligations, foreign currency contracts that change in value as foreign exchange rates fluctuate and contracts to purchase certain quantities of goods at fixed prices. It is the Company's policy to enter into these derivative transactions only to the extent necessary to meet the objectives stated above. Consequently, the Company does not enter into these transactions for speculative purposes.

Based on a one percentage point increase in applicable interest rates, the hypothetical pretax loss in earnings on an annual basis related to the Company's debt and derivative financial instruments subject to interest rate risk at December 31, 1998 would be approximately $3 million. As of December 31, 1998 the Company did not have any significant outstanding foreign currency contracts or commodity contracts.

Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning (i) the Company's estimates concerning nonrecurring charges taken in 1996, (ii) the Company's ability to realize its net deferred tax asset, (iii) the Company's expectations as to contingencies related to taxes, phenolic roofing insulation and environmental liabilities, (iv) the effect on the building insulation business resulting from the current pricing environment, (v) the Company's estimates of capital spending, (vi) the expected benefits from the continuing integration of acquisitions and capacity expansions, (vii) the possible earnings decline from the economic slow down in Asia and Russia in the Engineered Products segment,
(viii) the Company's expectations concerning interest rates and equity markets and their effect on 1999 pension expense (income) and cash flows, (ix) the Company's estimates on the ability of the Company and its vendors and customers to replace, modify or upgrade computer systems in ways that adequately address the year 2000 issue, (x) the Company's expectations concerning the Euro conversion, (xi) the projected impact of the ultimate adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and (xii) the Company's ability to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs, constitute such forward-looking statements. See "Liquidity and Capital Resources."

Forward-looking statements of the Company are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. Important factors relating to such risks and uncertainties are set forth below.

                               Johns Manville/29

MANAGEMENT'S DISCUSSION AND ANALYSIS
______________________________________________________________________________

Factors that could affect the forward-looking statements generally are related to demand for the Company's products and to overall capacity levels in the industry. Demand for such products is generally cyclical and is influenced by macroeconomic factors that affect demand in residential and commercial construction and replacement markets and demand from original equipment manufacturers, including the general rate of inflation, interest rates, employment rates and overall consumer confidence. Approximately 75 percent of the Company's annual sales are made to customers in commercial/industrial markets, while the remainder are to residential construction markets.

Overall capacity levels in the industry directly affect prices for the Company's products. Other factors that may affect prices include the overall competitive environment in which the Company operates, the availability and pricing of raw materials, rates of technological development and changes in productivity. In addition, overall demand for the Company's products could be affected by the factors described in "BUSINESS-Occupational Health and Safety Aspects of the Company's Products" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Factors relating to the Company's estimates concerning nonrecurring charges are discussed in "1997 vs 1996 Results of Operations" and factors relating to the Company's net deferred tax asset are discussed in "Liquidity and Capital Resources-Income Taxes." For a discussion of factors concerning contingencies related to taxes, phenolic roofing insulation, environmental matters and the introduction of the Euro, see "Results of Operations - Income Taxes" and "Liquidity and Capital Resources-Contingent Product Liability, Environmental Contingencies, and Introduction of the Euro."

Other factors also could affect the Company's expected levels of capital spending and funding of current operations, debt service and dividends, including, without limitation, the contingencies and commitments discussed in the Company's financial statements included in this report for the year ended December 31, 1998.

                               Johns Manville/30


CONSOLIDATED BALANCE SHEET
__________________________________________________________________________________________________________________
                                                                                           In thousands of dollars
------------------------------------------------------------------------------------------------------------------
December 31,                                                                                     1998         1997
------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
 Cash and equivalents                                                                      $   12,350   $  132,137
 Marketable securities, at cost, which approximates market                                      4,168       36,929
 Receivables                                                                                  264,407      221,943
 Inventories                                                                                  131,709      127,061
 Prepaid expenses                                                                              12,560       11,409
 Deferred tax assets                                                                           36,648       42,006
------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                          461,842      571,485
------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at cost
 Land and improvements                                                                         55,747       50,189
 Buildings                                                                                    256,153      246,175
 Machinery and equipment                                                                    1,243,593    1,141,106
------------------------------------------------------------------------------------------------------------------
                                                                                            1,555,493    1,437,470
Less accumulated depreciation and depletion                                                   691,335      639,711
------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                                                            864,158      797,759
------------------------------------------------------------------------------------------------------------------
Deferred Tax Assets                                                                           164,024      194,836
Goodwill                                                                                      248,692      202,844
Acquisition Deposit (Note 25)                                                                 227,300
Other Assets                                                                                  241,169      213,610
------------------------------------------------------------------------------------------------------------------
Total Assets                                                                               $2,207,185   $1,980,534
==================================================================================================================
Liabilities
Current Liabilities
 Short-term debt                                                                           $    4,641   $    1,767
 Accounts payable                                                                             128,688      114,638
 Compensation and employee benefits                                                            99,320       84,221
 Income taxes                                                                                  16,539        8,703
 Other accrued liabilities                                                                     68,781       86,785
------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                     317,969      296,114
Long-Term Debt, less current portion                                                          587,276      456,294
Deferred Income Taxes                                                                          43,927       42,175
Postretirement Benefits Other Than Pensions                                                   186,949      197,419
Other Noncurrent Liabilities                                                                  280,956      295,449
------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                           1,417,077    1,287,451
------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 2, 8, 15 and 18)
------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Cumulative Preference Stock, Series B, redeemed 1996
Common Stock, $.01 par value, authorized 300,000,000 shares;
 issued and outstanding 163,814,572 shares and 158,997,817 shares, respectively, in 1998; and issued and outstanding 162,822,540 shares
 and 161,580,589 shares, respectively, in 1997                                                  1,638        1,628
Treasury Stock, at cost, 4,816,755 shares in 1998 and 1,241,951 shares in 1997                (63,067)     (16,522)
Capital in Excess of Par Value                                                                544,667      540,422
Unearned Stock Compensation                                                                    (4,836)      (7,224)
Retained Earnings                                                                             314,605      165,492
Accumulated Other Comprehensive Income (Note 22)                                               (2,899)       9,287
------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                    790,108      693,083
------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                 $2,207,185   $1,980,534
==================================================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                               Johns Manville/31


CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
_______________________________________________________________________________________________________________________________
                                                                              In thousands of dollars, except per share amounts
-------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                                 1998         1997         1996
-------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                  $1,781,179   $1,647,645   $1,552,429
Cost of Sales                                                                               1,303,958    1,216,135    1,111,811
Selling, General and Administrative                                                           190,562      174,573      171,027
Research, Development and Engineering                                                          32,823       31,174       32,663
Nonrecurring Charges                                                                                                     49,156
Other Income (Expense), net                                                                    25,901      (10,341)        (345)
-------------------------------------------------------------------------------------------------------------------------------
Income from Operations                                                                        279,737      215,422      187,427
Interest Income                                                                                 6,433       10,263       18,897
Interest Expense                                                                               35,912       50,205       48,242
Profit Sharing Expense (Note 17)                                                                                          6,648
-------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes                                         250,258      175,480      151,434
Income Tax Expense (Benefit)                                                                   64,967       44,951      (39,091)
-------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                             185,291      130,529      190,525
Gain on Disposal of Discontinued Operations, net of tax (Note 19)                                           19,471      216,246
-------------------------------------------------------------------------------------------------------------------------------
Income before Extraordinary Items and Cumulative Effect of Accounting Change                  185,291      150,000      406,771
Extraordinary Losses, net of tax (Notes 17 and 20)                                            (31,754)                 (316,285)
Cumulative Effect of a Change in Accounting for Furnace Rebuilds,
 net of tax (Note 21)                                                                          27,409
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                    180,946      150,000       90,486
Preference Stock Redemption Premium/Dividends                                                                           (60,341)
-------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                                         180,946      150,000       30,145
-------------------------------------------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustments, net of tax                                          (12,186)     (17,384)      (6,013)
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                       $  168,760   $  132,616   $   24,132
===============================================================================================================================

Earnings Per Common Share (Note 11)
-------------------------------------------------------------------------------------------------------------------------------
Basic:
Income from Continuing Operations                                                          $     1.16   $      .81   $      .86
Gain on Disposal of Discontinued Operations, net of tax (Note 19)                                              .12         1.43
-------------------------------------------------------------------------------------------------------------------------------
Income before Extraordinary Items and Cumulative Effect of Accounting Change                     1.16          .93         2.29
Extraordinary Losses, net of tax (Notes 17 and 20)                                               (.20)                    (2.09)
Cumulative Effect of a Change in Accounting for Furnace Rebuilds,
 net of tax (Note 21)                                                                             .17
-------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                                      $     1.13   $      .93   $      .20
===============================================================================================================================
Diluted:
Income from Continuing Operations                                                          $     1.15   $      .80   $      .85
Gain on Disposal of Discontinued Operations, net of tax (Note 19)                                              .12         1.42
-------------------------------------------------------------------------------------------------------------------------------
Income before Extraordinary Items and Cumulative Effect of Accounting Change                     1.15          .92         2.27
Extraordinary Losses, net of tax (Notes 17 and 20)                                               (.20)                    (2.07)
Cumulative Effect of a Change in Accounting for Furnace Rebuilds,
 net of tax (Note 21)                                                                             .17
-------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                                      $     1.12   $      .92   $      .20
===============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                               Johns Manville/32

CONSOLIDATED STATEMENT OF CASH FLOWS
____________________________________________________________________________________
                                                             In thousands of dollars
------------------------------------------------------------------------------------
For the Years Ended December 31,                     1998         1997          1996
------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                      $ 180,946   $  150,000   $    90,486
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion
   and amortization                                93,811       80,163        71,175
  Deferred taxes                                   17,099       11,571       (67,178)
  Product guarantee income                          2,283        4,961         8,651
  Provision for furnace
   rebuilds                                                     11,264         8,270
  Pension and
   postretirement
   benefits, net                                   (1,036)       6,607        12,251
  Nonrecurring charges                                                        49,870
  Interest expense                                  2,626        2,318         2,047
  Profit sharing expense                                                       6,648
  Gain on disposal of
   discontinued operations                                     (19,471)     (216,246)
  Extraordinary losses                                                       314,296
  Cumulative effect of
   accounting change                              (27,409)
  Other, net                                       10,638        9,721        20,534
(Increase) decrease in
 current assets:
 Receivables                                      (30,984)      22,985        11,411
 Inventories                                        7,931      (18,423)       (2,680)
 Prepaid expenses                                     965       (4,165)       (1,732)
Increase (decrease) in
 current liabilities:
 Accounts payable                                   7,171       (5,217)       (7,681)
 Compensation and employee
  benefits                                         12,617      (11,373)      (13,022)
 Income taxes                                      11,314      (24,701)      (14,186)
 Other accrued liabilities                        (19,431)      23,264       (40,412)
Decrease in postretirement
 benefits other than
 pensions                                         (23,822)     (16,363)      (16,347)
Decrease in other
 noncurrent liabilities                           (18,381)     (54,420)      (16,450)
Profit sharing paid                                                          (34,309)
------------------------------------------------------------------------------------
Net cash provided by operating activities         226,338      168,721       165,396
------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of property,
 plant and equipment                             (106,372)     (90,528)     (103,041)
Acquisition deposit                              (227,300)
Acquisitions                                      (92,205)    (136,521)     (153,113)
Proceeds from sales of
 assets                                             6,314        9,351        15,386
Proceeds from disposition
 of Riverwood                                                              1,081,341
Purchases of
 available-for-sale
 marketable securities                             (8,388)     (27,664)      (31,332)
Purchases of
 held-to-maturity
 marketable securities                             (2,033)     (14,042)      (33,458)
Proceeds from sales of
 available-for-sale
 marketable securities                             30,154       45,712        55,035
Proceeds from maturities
 of held-to-maturity
 marketable securities                             15,018        2,538        84,446
(Increase) decrease in
 other assets                                      (6,322)      (2,233)       20,177
------------------------------------------------------------------------------------
Net cash provided by (used
 in) investing activities                        (391,134)    (213,387)      935,441
------------------------------------------------------------------------------------
Cash Flows from Financing
 Activities
Issuance of debt                                  599,587       56,637            63
Payments on debt                                 (469,873)     (61,170)      (42,786)
Preference stock
 redemption/dividends                                                       (241,056)
Dividends on common stock                         (28,775)     (20,995)     (972,988)
Stock warrants exercised                                                      64,794
Treasury stock transactions                       (46,545)        (281)      (14,242)
Other stock transactions                            5,226          330         2,514
------------------------------------------------------------------------------------
Net cash provided by (used
 in) financing activities                          59,620      (25,479)   (1,203,701)
------------------------------------------------------------------------------------
Effect of Exchange Rate
 Changes on Cash                                  (14,611)      (4,323)       (1,340)
____________________________________________________________________________________
Net Decrease in Cash and
 Equivalents                                     (119,787)     (74,468)     (104,204)
Cash and Equivalents at
 Beginning of Year                                132,137      206,605       310,809
------------------------------------------------------------------------------------
Cash and Equivalents at
 End of Year                                    $  12,350   $  132,137   $   206,605
====================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                               Johns Manville/33


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
_____________________________________________________________________________

-----------------------------------------------------------------------------
                                  Cumulative
                                  Preference
                                      Stock,          Common         Treasury
                                    Series B           Stock            Stock
-----------------------------------------------------------------------------
Balances at December 31, 1995      $ 178,638      $    1,228      $    (1,999)
Net income for the year
Currency translation
Exercise of warrants for
 common stock                                             69
Stock compensation plan
 transactions                                              5
Common stock dividends
Preference stock dividends
Redemption of preference
 stock                              (178,638)
Purchase of treasury stock                                            (14,242)
Issuance of common stock
 in connection with the
 profit sharing exchange                                 325
-----------------------------------------------------------------------------
Balances at December 31, 1996                          1,627          (16,241)
Net income for the year
Currency translation
Stock compensation plan
 transactions                                              1
Common stock dividends
Purchase of treasury stock                                               (281)
-----------------------------------------------------------------------------
Balances at December 31, 1997                          1,628          (16,522)
Net income for the year
Currency translation
Stock compensation plan
 transactions                                             10
Common stock dividends
Purchase of treasury stock                                            (46,545)
-----------------------------------------------------------------------------
Balances at December 31,
 1998                                             $    1,638      $   (63,067)
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                               Johns Manville/34


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
____________________________________________________________________________________________
                                                                     In thousands of dollars
--------------------------------------------------------------------------------------------
                                                                     Accumulated       Total
                              Capital in      Unearned                     Other      Stock-
                               Excess of         Stock   Retained  Comprehensive    holders'
                               Par Value  Compensation   Earnings         Income      Equity
--------------------------------------------------------------------------------------------
Balances at December 31, 1995 $1,013,505     $ (3,427)  $ (39,322)      $ 32,684  $1,181,307
Net income for the year                                    90,486                     90,486
Currency translation                                                      (6,013)     (6,013)
Exercise of warrants for
 common stock                     64,725                                              64,794
Stock compensation plan
 transactions                     14,989       (5,697)                                 9,297
Common stock dividends          (972,988)                  (4,843)                  (977,831)
Preference stock dividends                                 (8,215)                    (8,215)
Redemption of preference
 stock                           (52,126)                                           (230,764)
Purchase of treasury stock                                                           (14,242)
Issuance of common stock
 in connection with the
 profit sharing exchange         471,318                                             471,643
--------------------------------------------------------------------------------------------
Balances at December 31,
 1996                            539,423       (9,124)     38,106         26,671     580,462
Net income for the year                                   150,000                    150,000
Currency translation                                                     (17,384)    (17,384)
Stock compensation plan
 transactions                        999        1,900                                  2,900
Common stock dividends                                    (22,614)                   (22,614)
Purchase of treasury stock                                                              (281)
--------------------------------------------------------------------------------------------
Balances at December 31,
 1997                            540,422       (7,224)    165,492          9,287     693,083
Net income for the year                                   180,946                    180,946
Currency translation                                                     (12,186)    (12,186)
Stock compensation plan
 transactions                      4,245        2,388                                  6,643
Common stock dividends                                    (31,833)                   (31,833)
Purchase of treasury stock                                                           (46,545)
--------------------------------------------------------------------------------------------
Balances at December 31,
 1998                        $   544,667   $   (4,836)  $ 314,605      $  (2,899) $  790,108
============================================================================================


                               Johns Manville/35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

Note 1:
Summary of Significant Accounting Policies

Johns Manville Corporation ("Johns Manville" or the "Company") manufactures and markets building and equipment insulation, commercial/industrial roofing systems, high-efficiency filtration media, and fibers and nonwoven mats used as reinforcements in building and industrial applications. The Company estimates that approximately 75 percent of its annual sales are to commercial/industrial markets, while the remainder are to residential construction markets. The Company's products are sold to contractors, mass merchants, wholesale distributors and fabricators throughout North America, Europe and Asia.

The Manville Personal Injury Settlement Trust (the "Trust") owns approximately 79 percent of the Company's common stock.

(A) Principles of Consolidation

The consolidated financial statements include the accounts of Johns Manville Corporation and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

(B) Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements, including disclosures of contingent liabilities.

(C) Cash and Equivalents

Cash and equivalents include money market mutual funds, time deposits and marketable securities with original maturities of three months or less.

(D) Financial Instruments

The Company uses the amortized cost method of accounting for investments in held-to-maturity debt securities for which it has the positive intent and ability to hold to maturity. Fair value accounting is used for debt securities that are classified as available-for-sale securities. Realized gains and losses are computed on the specific identification method.

Gains and losses on foreign currency transactions and related forward exchange contracts are included in other income (expense), net, for the period in which the exchange rate changes. The discount or premium on forward contracts is accounted for separately from the gain or loss on the contracts and is amortized to other income (expense), net, over the life of the contract.

Amounts related to interest swap transactions qualifying for hedge accounting, payable or receivable, are accrued on a current basis as adjustments to interest expense. Any gains (losses) on the termination of the interest rate swaps are deferred and recognized over periods corresponding to the related obligation being hedged.

(E) Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the last-in, first-out (LIFO) basis for all domestic subsidiaries. The first-in, first-out (FIFO) basis is used to determine the cost of inventories for all foreign subsidiaries.

                               Johns Manville/36

(F) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation expense is computed using the straight-line method, based upon the estimated useful lives of the assets. Buildings are depreciated principally over 20 to 40 years, and machinery and equipment are depreciated principally over 20 years. The Company evaluates the recoverability of property, plant and equipment through its ongoing strategic planning process.

Maintenance and repairs are charged to current period earnings, while replacements and betterments are capitalized.

(G) Goodwill

Goodwill associated with acquisitions in excess of fair value of net assets acquired is amortized on a straight-line basis generally over 20 years. The Company evaluates the recoverability of goodwill through its ongoing strategic planning process.

(H) Revenue Recognition

The Company recognizes revenue from product sales upon shipment. The Company estimates and records provisions for cash discounts, customer incentives, sales returns, allowances and original warranties in the period the sale is reported, based on its experience.

The Company also sells extended roofing product guarantees for periods of 10 to 20 years. These extended guarantees cover the water tightness of roofing systems resulting from defects in materials or deficiencies in workmanship. Revenue on these product guarantees is recognized over the contract period in proportion to costs incurred.

(I) Workers' Compensation

The Company accrues a liability for workers' compensation claims at present value, due to the fixed and determinable nature of the claim payments, based upon an evaluation of historical claims data and expected future claims. In addition, the Company records a receivable at present value for the portion of outstanding claims covered by third-party insurers.

(J) Income Taxes

Tax credits granted by various countries are accounted for as reductions of income tax expense in the year in which the related expenditures become eligible for investment benefit under applicable tax regulations.

(K) Reclassifications

Certain prior year information has been reclassified to conform with the current year presentation.

Note 2:

Financial Instruments

The Company has had limited involvement with derivative financial instruments and does not use them for trading purposes. In order to fix a portion of the Company's variable interest rate debt and reduce the aggregate risk to movements in interest rates, the Company entered into interest rate swap transactions with notional values totaling approximately $240 million. In addition to reducing risk, the interest rate swaps have a correlation to the underlying debt obligation, and therefore, qualify for hedge accounting. At December 31, 1998, the fair market value of these instruments reflected unrecognized losses of $7.8 million. (For additional information on fair market value disclosures, see Note 7.)

The Company enters into foreign exchange forward contracts to hedge against currency fluctuations on certain material foreign currency exposures and records a receivable/payable which is classified consistently with the related outstanding foreign currency exposure. The Company did not have any significant forward contracts outstanding at December 31, 1998 or 1997.

                               Johns Manville/37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

The Company had outstanding letters of credit totaling $16.5 million and $15.4 million as of December 31, 1998 and 1997, respectively. Letters of credit are primarily collateralized by cash.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions throughout the world. The Company invests excess cash in a diversified portfolio of high-quality money market instruments consistent with the preservation of capital and the maintenance of liquidity. The Company's investment policies require diversification of investments and include restrictions on maturity and credit quality. The Company monitors compliance with these restrictions on an ongoing basis. The Company has not experienced any material losses related to these investments.

The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of counterparties. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments, but does not anticipate any significant off-balance-sheet credit risk of accounting loss. The Company anticipates that counterparties will be able to fully satisfy their obligations under the contracts.

At December 31, 1998, the Company held investments in debt securities that were classified as held-to-maturity with an amortized cost basis of $12.9 million, which approximated fair value. The Company's investments in held-to-maturity debt securities at December 31, 1998 were classified on the balance sheet as cash equivalents of $2 million, marketable securities of $4.2 million and other assets of $6.7 million, depending upon the nature and maturity of the investments. Of these securities, $6.2 million had contractual maturities within one year; the remainder mature in one to five years. Additionally, at December 31, 1998, the Company had investments in available-for-sale debt securities, principally escrowed funds, that were classified on the balance sheet as other assets of $5.2 million. The amortized cost basis of these securities approximated fair value. Of these securities, $5.1 million had contractual maturities within one year.

At December 31, 1997, the Company held investments in debt securities that were classified as held-to-maturity with an amortized cost basis of $54.9 million, which approximated fair value. The Company's investments in held-to-maturity debt securities at December 31, 1997 were classified on the balance sheet as cash equivalents of $31 million, marketable securities of $14.7 million and other assets of $9.2 million, depending upon the nature and maturity of the investments. Of these securities, $45.7 million had contractual maturities within one year; the remainder mature in one to five years. Additionally, at December 31, 1997, the Company had investments in available-for-sale debt securities that were classified on the balance sheet as marketable securities of $22.2 million and other assets of $4.7 million. The amortized cost basis of these securities approximated fair value. Of these securities, $5.1 million had contractual maturities within one year; the remaining $21.8 million have contractual maturities of one to five years.

During 1998, 1997 and 1996, the Company sold securities that had been classified as available-for-sale, resulting in proceeds of $30.2 million, $45.7 million and $55 million, respectively, which approximated carrying value each year.

                               Johns Manville/38

________________________________________________________________________________

Note 3:

Receivables

                      In thousands of dollars
---------------------------------------------
                              1998      1997
---------------------------------------------
Trade                      $281,389  $237,743
Less allowances              41,528    36,780
---------------------------------------------
                            239,861   200,963
Other                        24,546    20,980
---------------------------------------------
                           $264,407  $221,943
---------------------------------------------

Included in allowances are doubtful accounts of $5 million and $6 million at December 31, 1998 and 1997, respectively. The Company generally requires no collateral on receivables. The provision for doubtful accounts charged (credited) to costs and expenses related to continuing operations was $0.4 million for 1998, $(0.2) million for 1997, and $1.1 million for 1996.

Note 4:

Inventories

                      In thousands of dollars
---------------------------------------------
                              1998      1997
---------------------------------------------
Finished goods             $ 84,393  $ 82,082
Work-in-process              13,945    10,869
Raw materials                23,813    25,410
Supplies                      9,558     8,700
---------------------------------------------
                           $131,709  $127,061
---------------------------------------------

Inventories in the amounts of $31.1 million and $23.4 million at December 31, 1998 and 1997, respectively, were valued using FIFO. The balance of the inventories was valued using LIFO. The excess of current values over amounts for financial reporting purposes was $49.8 million and $53.8 million at December 31, 1998 and 1997, respectively.

Note 5:

Short-Term Debt and Credit Facilities

                      In thousands of dollars
---------------------------------------------
                                1998    1997
---------------------------------------------

Short-term borrowings          $4,074  $1,330
Current portion of long-term
 debt                             567     437
---------------------------------------------
                               $4,641  $1,767
---------------------------------------------

The Company's international subsidiaries had borrowing and working capital facilities totaling $13.3 million, of which $9.7 million was available at December 31, 1998. These facilities are principally collateralized by the Company's equity ownership in certain international subsidiaries and joint ventures.

Note 6:

Compensation and Employee Benefits

                      In thousands of dollars
---------------------------------------------
                              1998      1997
---------------------------------------------
Vacation, compensation and
 payroll deductions        $ 63,089  $ 47,937
Self insured medical and
 group life coverage         30,678    32,879
Other                         5,553     3,405
---------------------------------------------
                           $ 99,320  $ 84,221
---------------------------------------------



                               Johns Manville/39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________


Note 7:
Long-Term Debt

                                                In thousands of dollars
--------------------------------------------------------------------------------
                                                1998               1997
--------------------------------------------------------------------------------
Unsecured
Revolving credit facilities                 $550,007
Bonds payable to the Trust                    22,446           $ 19,820
10.875 percent Johns Manville
 International Senior Notes                    2,525            400,000
Collateralized
Industrial revenue bonds
 with interest at floating
 rates, from 2 percent to
 8.625 percent, payable
 through 2009, collateralized
 by a letter of credit, real
 property and equipment                        9,488              9,557
Notes payable with interest from
 5.98 percent to 8.13 percent,
 payable through 2007                          3,377              2,354
Revolving credit facility
 with interest at LIBOR plus
 1 percent                                                       25,000
--------------------------------------------------------------------------------
                                             587,843            456,731
Less current portion                             567                437
--------------------------------------------------------------------------------
                                            $587,276           $456,294
--------------------------------------------------------------------------------

Revolving Credit Facilities

In May 1998, the Company repurchased, through a cash tender offer, substantially all of its $400 million of 10.875 percent Johns Manville International Senior Notes due 2004 (the "Senior Notes")(see Note 20). In conjunction with the tender offer, the Company arranged unsecured multicurrency revolving credit facilities (the "credit facilities") totaling approximately $750 million at a floating interest rate of LIBOR plus a margin with an initial termination date of May 15, 2003. The Company used $450 million of the credit facilities to repurchase the Senior Notes. At December 31, 1998, $550 million of borrowings under the credit facilities were outstanding at interest rates ranging from 3.845 percent to 7.75 percent (see Note 25).

The remaining credit facilities are available for funding acquisitions and capital expenditures, and other corporate purposes. The Company also canceled its $100 million receivables sale facility and its $75 million revolving line of credit available to international subsidiaries.

Bonds Payable to the Trust

At December 31, 1998, the bonds payable to the Trust (the "Trust Bonds") of $22.4 million consist of a series of fixed payments totaling $75 million per year in 2013 and 2014, discounted at 13 percent.

Senior Notes

The Johns Manville International 10.875 percent Senior Notes, with interest payable semiannually, are due 2004. These notes, substantially all of which were repurchased as described above, may be redeemed on or after December 15, 1999 at prices ranging from 100 percent to 105 percent of the principal amount, plus accrued interest.

                               Johns Manville/40

________________________________________________________________________________

Long-term debt maturities at December 31, 1998 are as follows:


                         In thousands of dollars
------------------------------------------------
1999                                   $     567
2000                                         506
2001                                       1,262
2002                                       2,592
2003                                     550,458
Thereafter                               136,735
------------------------------------------------
Total                                    692,120
Less interest accruing to principal     (104,277)
------------------------------------------------
                                       $ 587,843
------------------------------------------------

The Company's agreements with its lenders contain financial and general covenants. These include, among other things, limitations on borrowings, investments, and asset dispositions, and maintenance of various financial ratios. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At December 31, 1998, the Company was in compliance with these covenants.

At December 31, 1998, the Company's long-term debt totaled $587.8 million and had an estimated fair value of $603.3 million. At December 31, 1997, the Company's long-term debt totaled $456.7 million and had an estimated fair value of $515.5 million. Generally, the fair value of the Company's long-term debt is an estimate based on quoted market prices, when available, or the discounted cash flow method.

Note 8:

Commitments and Contingencies

Total rental expense related to continuing operations was $14 million in 1998, $12.5 million in 1997 and $11.9 million in 1996.

At December 31, 1998, minimum rental commitments of the Company under long-term, noncancelable operating leases are as follows:


                         In thousands of dollars
------------------------------------------------
1999                                     $ 4,374
2000                                       3,906
2001                                       3,505
2002                                       3,774
2003                                       2,927
Thereafter                                 1,050
------------------------------------------------
                                         $19,536
------------------------------------------------

The Company has various commitments for sales and purchases in the ordinary conduct of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

                               Johns Manville/41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

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

The Company has reviewed its historical inspection and remediation experience and the terms and collectibility of amounts under the reimbursement agreements in light of the contingencies described above. Based on the information available to date and subject to the assumptions described above, if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Environmental Contingencies

At December 31, 1998, the Company had remediation activities in progress at four sites, out of a total of 16 such sites for which the Company has identified environmental conditions requiring remediation. In addition, the Company has been identified as a potentially responsible party at 14 non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 14 sites, the Company's potential liability for ten sites will be determined pursuant to the settlement agreement described in the following paragraph. Three of the sites may not be subject to the settlement agreement and, accordingly, the Company could be jointly and severally liable for costs of remediating these sites. At one of the sites, only part of the liability will be determined by the settlement agreement with the rest of the liability being the subject of a U.S. Environmental Protection Agency ("EPA") de minimis settlement offer.

In 1994, the U.S. government and the Company settled certain litigation concerning the Company's disposal activities prior to consummation of its plan of reorganization. The settlement agreement, which was made a court order, limits the Company's future liability under both CERCLA and the Resource Conservation and Recovery Act ("RCRA") to 55 percent of its share of site-wide response costs and natural resources damages without regard to joint and several liability for disposals made by the Company prior to consummation of the

                               Johns Manville/42

________________________________________________________________________________

Company's plan of reorganization. The agreement resolved the Company's liability at certain historical sites and also covers CERCLA and RCRA liability for other disposal sites at which the EPA has incurred or may incur response costs and which were used by the Company prior to consummation of the plan of reorganization. The agreement provides that the amount the Company will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year. The EPA and others from time to time commence cleanup activities at such sites and in the future the EPA and others may assert claims against the Company with respect to such sites. The Company believes that all such activities and claims, if any, will be subject to the agreement.

At December 31, 1998 and 1997, the Company's balance sheet included undiscounted accruals for environmental remediation costs, including ongoing compliance, maintenance and monitoring costs, of $34.8 million and $36.5 million, respectively. The Company paid $1.7 million and $1.3 million for environmental cleanup in 1998 and 1997, respectively. Except for certain one-time costs (related to the nonrecurring charges discussed in Note 15) expected to be incurred in 1999 and 2000 totaling $12.9 million, the Company believes that amounts paid in 1998 and 1997 are representative of the Company's future annual environmental cleanup costs and anticipates expenditures relating to costs currently accrued to be made over the next 15 years.

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

Note 9:

Stockholders' Equity

During 1998, the Company purchased 3.6 million shares of its common stock from the Trust at $13 per share, and accordingly, recognized treasury stock, at cost, of $46.8 million.

During 1996, approximately 32.5 million shares of the Company's common stock were issued under the profit sharing exchange (see Note 17). In addition, warrants were exercised to purchase 6.9 million shares of common stock during 1996. The Company declared and paid a special cash dividend to all common stockholders during 1996 of $6.00 per share, totaling $968.1 million, representing a substantial portion of the proceeds from the disposition of Riverwood International Corporation ("Riverwood") (see Note 19).

The Company redeemed its 9.2 million shares of cumulative Preference Stock, Series B, in 1996 with cash of $230.8 million. The premium, or excess of the redemption price over the carrying value of the preference stock, of $52.1 million was charged directly to capital in excess of par value and, along with preference stock dividends, was deducted from net income to compute earnings and earnings per share applicable to common stockholders. Preference stock dividends paid in 1996 totaled $10.3 million.

                               Johns Manville/43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________


The following is a summary of shares outstanding:

                                                                                Common
                                                                                 Stock
--------------------------------------------------------------------------------------
Balance at December 31, 1995                                               122,785,753
Issuance of common stock in connection with compensation plans                 325,504
Issuance of common stock upon exercise of warrants                           6,892,988
Treasury stock acquired                                                     (1,035,425)
Issuance of common stock in connection with the profit sharing exchange     32,527,110
--------------------------------------------------------------------------------------
Balance at December 31, 1996                                               161,495,930
Issuance of common stock in connection with compensation plans                 109,964
Treasury stock acquired                                                        (25,305)
--------------------------------------------------------------------------------------
Balance at December 31, 1997                                               161,580,589
Issuance of common stock in connection with compensation plans               1,022,242
Treasury stock acquired                                                     (3,605,014)
--------------------------------------------------------------------------------------
Balance at December 31, 1998                                               158,997,817
--------------------------------------------------------------------------------------

Note 10:

Stock Compensation Plans

The Company's stock compensation plans grant eligible employees deferred stock rights and options to purchase shares of the Company's common stock. During 1996, an additional 7.9 million shares of the Company's common stock were registered and reserved for issuance. On July 1, 1997, the Company introduced a noncompensatory Johns Manville employee stock ownership plan for its worldwide employees. The plan enables employees to purchase stock directly from the market and through Company savings plans. In addition, the Company granted approximately 1.6 million options to employees at $12.19 per share. These options vest through July 1, 2002 and expire on December 31, 2002. In connection with the noncompensatory plan, the Company has registered and reserved for issuance, 5.3 million shares of its common stock. At December 31, 1998, approximately 6 million shares were available for issuance under stock compensation and noncompensatory plans.

The amount of compensation expense recognized for stock-based compensation was $6.2 million, $2.7 million and $2.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Deferred Stock

Deferred stock rights entitle participants to the receipt of shares of common stock upon vesting and dividend equivalents, but no voting rights prior to vesting, and are restricted as to disposition and are subject to forfeiture prior to vesting upon certain circumstances. During 1998, 1997 and 1996, 50,046 deferred stock rights were issued at a weighted average market value at grant date of $13.28 per share; 128,000 deferred stock rights were issued at a weighted average market value at grant date of $11.36 per share; and 1.1 million deferred stock rights were issued at a weighted average market value at grant date of $10.48 per share, respectively. At December 31, 1998, 432,042 deferred stock rights were outstanding, with vesting through December 31, 2000.

                               Johns Manville/44

________________________________________________________________________________

Stock Options

The Company applies APB Opinion 25 and related interpretations in accounting for its fixed stock options. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued in 1995, and if fully adopted, changes, among other things, the methods for recognition of expense on the Company's plans involving stock options.

The Company's common stock options were granted at exercise prices equal to, or in excess of, market prices on the grant dates, and therefore no compensation cost was recognized. The substantial majority of the options, other than those granted during 1997 under the noncompensatory plan, vested by December 31, 1997 with the remainder vesting through December 10, 2001. These options expire between December 31, 2005 and December 10, 2008.

The weighted average fair values of options granted is as follows:


                 Exercise price                       Exercise price
                equal to market                       exceeds market
                  on grant date                        on grant date
--------------------------------------------------------------------
1998                     $ 4.41                               $ 3.35
1997                     $ 3.84                               $ 2.81
1996                     $ 3.02                               $ 2.71
--------------------------------------------------------------------


A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 is presented below:

                                              1998                          1997                      1996
--------------------------------------------------------------------------------------------------------------------
                                                   Weighted                      Weighted                   Weighted
                                                    Average                       Average                    Average
                                                   Exercise                      Exercise                   Exercise
                                      Shares          Price          Shares         Price       Shares         Price
--------------------------------------------------------------------------------------------------------------------
Outstanding at Beginning of Year     6,981,862       $11.76        5,235,225       $11.51       548,900       $ 9.00
Granted                              1,051,861       $15.01        2,234,295       $12.29     5,260,440       $11.69
Exercised                             (811,958)      $10.61          (44,242)      $ 8.62      (252,800)      $ 7.14
Forfeited                             (170,849)      $12.18         (443,416)      $11.70      (321,315)      $ 7.56
--------------------------------------------------------------------------------------------------------------------
Outstanding at End of Year           7,050,916       $12.37        6,981,862       $11.76     5,235,225       $11.51
--------------------------------------------------------------------------------------------------------------------
Options Exercisable at End of Year   4,327,708                     4,685,108                  2,075,515
--------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1998:

--------------------------------------------------------------------------------------------------------------
                                       Options Outstanding                           Options Exercisable
                     -----------------------------------------------------     -------------------------------
                                     Weighted Average
       Range of           Number            Remaining     Weighted Average          Number    Weighted Average
Exercise Prices      Outstanding     Contractual Life       Exercise Price     Exercisable      Exercise Price
--------------------------------------------------------------------------------------------------------------
         $ 4.00           35,000            6.3 years               $ 4.00          35,000              $ 4.00
  $ 9.88-$14.69        6,046,149            6.3 years               $11.92       4,265,235              $11.81
  $14.70-$20.39          969,767            9.4 years               $15.46          27,473              $15.31
--------------------------------------------------------------------------------------------------------------
                       7,050,916            6.8 years               $12.37       4,327,708              $11.77
--------------------------------------------------------------------------------------------------------------

                               Johns Manville/45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

Recognition of compensation expense under SFAS No. 123 is optional. However, had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the following pro forma amounts:


           In thousands of dollars, except per share amounts
------------------------------------------------------------
                                     1998      1997     1996
------------------------------------------------------------
Net income applicable to
 common stock:
  As reported                    $180,946  $150,000  $30,145
  Pro forma                      $179,406  $144,476  $25,926
Basic earnings per share:
  As reported                    $   1.13  $    .93  $   .20
  Pro forma                      $   1.12  $    .89  $   .17
Diluted earnings per share:
  As reported                    $   1.12  $    .92  $   .20
  Pro forma                      $   1.11  $    .89  $   .17
------------------------------------------------------------

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts and additional awards in future years are possible.

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted are as follows:

-----------------------------------------------------
                                 1998    1997    1996
-----------------------------------------------------
Dividend yield per share       $ 0.24   $0.16   $0.12
Expected volatility             36.1%   31.4%   32.0%
Risk free rate of return         4.5%    6.3%    6.6%
Expected life of options
  in years                       3.9     4.5     4.0
-----------------------------------------------------

Note 11:

Earnings per Common Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding during the year. The diluted earnings per common share computation further includes all dilutive potential common shares outstanding during the year. The basic and diluted earnings per common share amounts are determined using the following common equivalent shares:

                                               1998                        1997                        1996
----------------------------------------------------------------------------------------------------------------------
                                        Basic        Diluted        Basic        Diluted        Basic        Diluted
----------------------------------------------------------------------------------------------------------------------
Common stock                         163,822,000   163,822,000   162,768,000   162,768,000   152,201,000   152,201,000
Dilutive potential common shares:
 Stock options, deferred stock
  rights and warrants                                1,895,000                   1,594,000                   1,228,000
Treasury stock                        (3,799,000)   (3,799,000)   (1,226,000)   (1,226,000)     (871,000)     (871,000)
----------------------------------------------------------------------------------------------------------------------
                                     160,023,000   161,918,000   161,542,000   163,136,000   151,330,000   152,558,000
----------------------------------------------------------------------------------------------------------------------

Stock options to purchase 1 million, 2.3 million and 2 million common shares in 1998, 1997 and 1996, respectively, were not included in the computation of diluted earnings per common share because the stock options' exercise prices were greater than the average market price of the common shares.

                               Johns Manville/46

________________________________________________________________________________


The basic and diluted earnings per common share amounts are determined using the following income amounts:

                                                                                         In thousands of dollars
----------------------------------------------------------------------------------------------------------------
                                                                                   1998        1997       1996
----------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                $185,291   $ 130,529   $190,525
Preference Stock Redemption Premium/Dividends                                                            (60,341)
----------------------------------------------------------------------------------------------------------------
                                                                                  185,291     130,529    130,184
Gain on Disposal of Discontinued Operations, net of tax                                        19,471    216,246
----------------------------------------------------------------------------------------------------------------
Income before Extraordinary Losses and Cumulative Effect of Accounting Change     185,291     150,000    346,430
Extraordinary Losses                                                              (31,754)              (316,285)
Cumulative Effect of Accounting Change                                             27,409
----------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                            $180,946   $ 150,000   $ 30,145
----------------------------------------------------------------------------------------------------------------

Note 12:
Pensions

U.S. Pension Plans

The Company's pension income related to the U.S. defined benefit pension plans, exclusive of amounts related to discontinued operations, for the years ended December 31 consists of the following:


                                      In thousands of dollars
-------------------------------------------------------------
                                   1998       1997       1996
-------------------------------------------------------------
Service cost                   $  7,985   $  7,399   $  8,227
Interest cost                    46,158     45,254     44,480
Expected return on
  plan assets                   (64,330)   (54,903)   (52,946)
Amortization of
  prior service cost              1,632      1,545      1,441
Amortization of
  transition amount              (8,165)    (8,161)    (8,053)
Recognized actuarial loss                      126      3,315
-------------------------------------------------------------
Total pension income           $(16,720)  $ (8,740)  $ (3,536)
-------------------------------------------------------------

Assumptions used in determining the pension income for the years ended December 31 are as follows:

                                   1998       1997       1996
-------------------------------------------------------------
Discount rates                    7.50%      7.50%      7.00%
Rates of increase in future
 compensation levels              5.50%      5.50%      5.50%
Expected long-term rates
 of return on assets              9.00%      8.25%      8.00%
-------------------------------------------------------------


Pursuant to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," the status of the Company's defined benefit plans as of December 31 are as follows:


                                                     In thousands of dollars
----------------------------------------------------------------------------
                                                             1998       1997
----------------------------------------------------------------------------
Change in Projected Benefit Obligation
Benefit obligation
 at beginning of year                                    $641,560   $631,941
Service cost                                                7,985      7,399
Interest cost                                              46,158     45,254
Amendments                                                  1,993        870
Actuarial (gains) losses                                   27,644     (5,437)
Benefits paid                                             (51,343)   (38,467)
----------------------------------------------------------------------------
Benefit obligation
 at end of year                                          $673,997   $641,560
----------------------------------------------------------------------------
Change in Plan Assets
Fair value of plan assets
 at beginning of year                                    $741,007   $691,592
Actual return on plan assets                              (22,303)    87,480
Employer contributions                                         16        402
Benefits paid                                             (51,343)   (38,467)
----------------------------------------------------------------------------
Fair value of plan assets
 at end of year                                          $667,377   $741,007
----------------------------------------------------------------------------
Reconciliation of Funded Status
Funded status                                            $ (6,620)  $ 99,447
Unrecognized net actuarial loss                           144,490     30,213
Unrecognized prior service cost                            11,870     11,509
Unrecognized transition amount                             (3,848)   (12,013)
----------------------------------------------------------------------------
Prepaid pension asset                                    $145,892   $129,156
----------------------------------------------------------------------------

                               Johns Manville/47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
The projected benefit obligations for the U.S. plans were determined in 1998 and 1997 using discount rates of 7 percent and 7.5 percent, respectively, and rates of increase in future compensation levels for salary-related plans of 4.5 percent and 5.5 percent, respectively.

German Pension Plan

The pension expense, determined using a discount rate of 7 percent for each year and a rate of increase in future compensation of 4 percent for 1998 and 5 percent for 1997 and 1996, for the years ended December 31 consists of the following:



                                                In thousands of dollars
-----------------------------------------------------------------------
                                              1998       1997      1996
-----------------------------------------------------------------------
Service cost                                $  665     $  567    $  881
Interest cost                                1,727      1,529     1,861
Amortization of
  transition amount                            114        106       126
Recognized actuarial gain                     (134)      (140)      (21)
-----------------------------------------------------------------------
Total pension expense                       $2,372     $2,062    $2,847
-----------------------------------------------------------------------

The status of the Company's unfunded German plan as of December 31 is as follows:

                                                In thousands of dollars
-----------------------------------------------------------------------
                                                    1998           1997
-----------------------------------------------------------------------
Change in Projected Benefit Obligation
Benefit obligation
 at beginning of year                           $ 23,421       $ 28,204
Service cost                                         665            567
Interest cost                                      1,727          1,529
Actuarial gains                                      (16)        (1,790)
Foreign currency exchange
 rate changes                                      1,857         (4,063)
Benefits paid                                     (1,170)        (1,026)
-----------------------------------------------------------------------
Benefit obligation
 at end of year                                 $ 26,484       $ 23,421
-----------------------------------------------------------------------
Reconciliation of Funded Status
Funded status                                   $(26,484)      $(23,421)
Unrecognized net actuarial loss                   (4,363)        (4,183)
Unrecognized transition amount                       570            633
-----------------------------------------------------------------------
Pension obligation                              $(30,277)      $(26,971)
-----------------------------------------------------------------------

Projected benefit obligations were determined using a discount rate of 7 percent for both 1998 and 1997. The rate of increase in future compensation levels for salary-related plans was 4 percent in 1998 and 1997.

Pension expense (income) and projected benefit obligations under each of these plans are determined using assumptions regarding discount rates, rates of increase in future compensation levels and expected long-term rates of return on assets. These assumptions are subject to prevailing economic conditions and, accordingly, the Company believes it is reasonably possible that a change in these assumptions may occur in the near-term.

Voluntary Savings Plans

The Company provides voluntary savings plans in which eligible U.S. employees of the Company may participate. Employees may make contributions of up to 16 percent of their compensation. The Company matches up to six percent of certain contributions at rates ranging from 15 percent to 100 percent, depending on the Company's performance. Company contributions to the savings plans were $8.8 million in 1998, $7.1 million in 1997 and $7.5 million in 1996.

                               Johns Manville/48

________________________________________________________________________________

Note 13:

Other Postretirement Benefits

Medical and life insurance coverage is provided to eligible U.S. and Canadian retirees of the Company and their dependents under defined benefit plans. The postretirement benefit expense for the years ended December 31 consists of the following:

                                   In thousands of dollars
----------------------------------------------------------
                                  1998      1997      1996
----------------------------------------------------------
Service cost                   $ 1,530   $ 1,390   $ 1,373
Interest cost                   13,488    13,210    12,955
Amortization of
  prior service cost            (1,838)   (1,838)   (1,838)
Amortization of
  actuarial loss                   185       198       234
----------------------------------------------------------
Total postretirement
 benefit expense               $13,365   $12,960   $12,724
----------------------------------------------------------

The postretirement benefit expense was calculated using a discount rate of 7.5 percent in 1998 and 1997, and 7 percent in 1996.

The Company's unfunded postretirement benefit obligation reconciled with the amounts shown in the Company's consolidated balance sheet, pursuant to SFAS No. 132, as of December 31, is as follows:

                                   In thousands of dollars
----------------------------------------------------------
                                       1998           1997
----------------------------------------------------------
Change in Postretirement
 Obligation
Beginning benefit obligation      $ 188,831      $ 184,981
Service cost                          1,530          1,390
Interest cost                        13,488         13,210
Actuarial losses                     16,173          2,988
Foreign currency exchange
 rate changes                          (435)          (260)
Benefits paid                       (15,387)       (13,478)
----------------------------------------------------------
Ending benefit obligation         $ 204,200      $ 188,831
----------------------------------------------------------
Reconciliation of Funded Status
Funded status                     $(204,200)     $(188,831)
Unrecognized net
 actuarial gain (loss)                9,172         (6,381)
Unrecognized prior service cost     (22,700)       (24,538)
Fourth quarter benefits paid         10,057          4,492
----------------------------------------------------------
Postretirement benefit
 obligation                       $(207,671)     $(215,258)
----------------------------------------------------------

The current portions of $20.7 million and $17.8 million of the postretirement benefit obligation are reflected in compensation and employee benefits as of December 31, 1998 and 1997, respectively. The accumulated postretirement benefit obligations were determined in 1998 and 1997 using discount rates of 7 percent and 7.5 percent, respectively. The Company utilizes a discount rate based on available high-quality corporate bonds. For measurement purposes, a 5.9 percent annual rate of increase in the per capita cost of covered medical benefits was assumed for 1999; the rate was assumed to decrease gradually to 5.5 percent in 2002 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated benefit obligation as of December 31, 1998 by $8.3 million, and the aggregate of the service and interest cost components of the periodic cost for the year then ended by $0.6 million. Meanwhile, decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated benefit obligation as of December 31, 1998 by $7.8 million, and the aggregate of the service and interest cost components of the periodic cost for the year then ended by $0.6 million.

The Company's assumptions regarding the discount rate and annual rate of increase in the per capita cost of covered medical benefits are subject to prevailing economic conditions. Accordingly, the Company believes it is reasonably possible that a change in these assumptions may occur in the near-term.

                               Johns Manville/49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 14:

Workers' Compensation

The workers' compensation liability and related receivable at gross and present value at December 31 are:

                                In thousands of dollars
-------------------------------------------------------
                                      1998      1997
-------------------------------------------------------
Workers' Compensation Liability:
 Gross                              $112,069  $117,917
 Present Value                        64,709    66,658
Insurance Receivable:
 Gross                              $  7,740  $  7,572
 Present Value                         4,652     4,798
-------------------------------------------------------

The liability and receivable were measured using risk-free discount rates of 5 percent and 6 percent at December 31, 1998 and 1997, respectively, which reflect rates of return on available U.S. Treasury securities with maturities similar to the timing of expected claim payments. Although the Company is exposed to credit losses in the event of nonperformance by its insurers, the Company anticipates claims for insurance coverage will be fully satisfied.

Discount rates of 6 percent, 6.4 percent and 6.2 percent were used to measure expense for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company expects to pay the following amounts for its workers' compensation obligations:

                                In thousands of dollars
-------------------------------------------------------
1999                                          $  7,200
2000                                             7,200
2001                                             7,100
2002                                             7,000
2003                                             6,800
Thereafter                                      76,769
-------------------------------------------------------
                                              $112,069
-------------------------------------------------------

Note 15:

Nonrecurring Charges

In 1996, the Company recorded the following pretax nonrecurring charges totaling $49.2 million.

The Company completed an evaluation of a manufacturing facility with both current and former operations and determined that its best course of action was closure of the facility. Consequently, the Company recorded nonrecurring charges of $41.7 million for the shutdown of current operations, demolition of facilities and site restoration, of which $30 million, $6.1 million and $5.6 million related to corporate and eliminations, the Insulation segment and the Roofing Systems segment, respectively. Of these charges, $7.5 million were noncash asset write-downs. At December 31, 1998, $12 million of the remaining liability of $37.3 million was classified as other current liabilities. Upon completion of these actions, the Company intends to dispose of the remaining properties and does not expect to incur significant future monitoring and maintenance costs. The Company expects to fund the charges requiring cash outlays from available cash balances and cash generated from operations. Pending federal and state regulatory agency approval, the final demolition is expected to begin in 1999 and is expected to be substantially completed by 2000, with the majority of liabilities settled during that time frame. Due in part to delays in obtaining these approvals, the Company spent minimal amounts in preparation for demolition phases of the project during 1998. The nonrecurring charges are based on estimates and, therefore, are subject to risks and uncertainties related to the Company's ability to secure agreements with third parties, relinquish the properties and obtain regulatory approvals to execute the actions described above. As a result, the Company believes it is reasonably possible that these estimates may be revised in the near-term. However, the impacts of such revisions, if any, are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

The Company also recorded 1996 nonrecurring charges (income) in the Insulation and the Engineered Products segments of $11.5 million and $(4) million, respectively,
                               Johns Manville/50

________________________________________________________________________________
consisting primarily of asset write-downs to estimated fair values in the automotive molded parts business, which was disposed of in 1997, and a gain on the sale of other manufacturing assets.

Note 16:

Other Income (Expense), net

                               In thousands of dollars
------------------------------------------------------
                             1998       1997      1996
------------------------------------------------------
Sale of mining royalty   $ 35,988
Amortization of
 intangible assets        (13,425)  $(10,516)  $(4,528)
Interest accretion on
 workers' compensation
 liabilities               (2,910)    (3,072)   (3,567)
Pension and
 postretirement benefits       59     (2,068)   (3,513)
Settlement of
 pension plans                                   7,216
Other                       6,189      5,315     4,047
------------------------------------------------------
                         $ 25,901   $(10,341)  $  (345)
------------------------------------------------------

Pension and postretirement benefits are attributable to retirees of the Company's former business operations. Interest accretion on workers' compensation liabilities primarily relates to previous asbestos operations.

Note 17:

Profit Sharing Obligation

During 1996, the Company exchanged approximately 32.5 million shares of its common stock for the termination of the Trust's profit sharing right to 20 percent of the Company's net earnings (as adjusted). As a result, the Company recorded an extraordinary loss of $314.3 million, net of taxes of $169.2 million. The extraordinary loss was based on the New York Stock Exchange closing price of the Company's common stock on April 4, 1996 of $14.50 per share, plus related expenses of the transaction and other trust related settlements. The Company paid $6.6 million of profit sharing expense through April 1996 to the Trust. This represented the final profit sharing payment to the Trust.

Note 18:

Income Taxes

Income taxes payable consists of the following:

                               In thousands of dollars
------------------------------------------------------
                                          1998    1997
------------------------------------------------------
U.S. federal and foreign
 income taxes                         $ 15,961 $ 8,300
State and local taxes                      578     403
------------------------------------------------------
                                      $ 16,539 $ 8,703
------------------------------------------------------

The approximate tax effect of the temporary differences and carryforwards giving rise to the net deferred tax asset is as follows:

                               In thousands of dollars
------------------------------------------------------
                                       1998       1997
------------------------------------------------------
U.S. Deferred Tax Assets:
 Trust deductions                  $208,822   $216,412
 Employee benefit accruals          103,865    102,379
 Other accrued liabilities           50,775     52,370
 Credit for prior year minimum
  tax carryforward                   21,391     20,871
 Deferred compensation                9,106      5,839
 Capitalized research, development
  and engineering                     6,334      7,239
 Deferred state and local taxes       1,960      6,552
 General business credit
  carryforward                        1,142      3,523
 Provision for furnace rebuilds                  9,625
 Other                               12,020     13,599
------------------------------------------------------
                                    415,415    438,409
------------------------------------------------------
Foreign Deferred Tax Assets           2,252      2,547
------------------------------------------------------
Total Deferred Tax Assets           417,667    440,956
------------------------------------------------------
U.S. Deferred Tax Liabilities:
 Property, plant and equipment      109,440    100,695
 Prepaid pension asset               51,138     44,658
 Other                                5,874      6,761
------------------------------------------------------
Total Deferred Tax Liabilities      166,452    152,114
------------------------------------------------------
Net Deferred Tax Asset, before
 valuation allowances               251,215    288,842
Valuation Allowances                (50,543)   (52,000)
------------------------------------------------------
Net Deferred Tax Asset             $200,672   $236,842
------------------------------------------------------

                               Johns Manville/51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

The deferred tax asset related to Trust deductions primarily represents common stock and Trust Bonds held by the Trust that are not yet deductible for income tax purposes. The charge related to the Trust Bonds becomes deductible as principal and interest payments are made to the Trust, or when the Trust Bonds are sold by the Trust, and funds are distributed to claimants or deposited in a specific settlement fund. The deferred tax asset related to Trust deductions includes $200.9 million (exclusive of any related valuation allowance) generated from the issuance of stock to the Trust.

The Company receives a tax deduction for the amount of any dividends paid on shares of the Company's common stock held by the Trust. In addition, the Company will receive a tax deduction when the Trust sells some or all of its shares of common stock and distributes the proceeds to its beneficiaries or transfers the proceeds to a specific settlement fund. If the Trust were to sell the stock at a price greater than the Company's carrying value, the Company may receive a tax benefit in excess of the deferred tax asset reflected for financial reporting purposes. Likewise, if the Trust were to sell the stock at a price lower than the carrying value, the Company would receive a tax benefit less than the deferred tax asset reflected for financial reporting purposes.

Under Section 468B of the U.S. Internal Revenue Code, the Company is responsible for income taxes on the taxable income of the Trust's specific settlement fund at a tax rate of 15 percent. Any such taxes paid by the Company will generate a tax deduction for the Company. The Company cannot predict the amount of any such future tax obligations. However, related liabilities could become material in certain situations including the Trust monetizing, and retaining the proceeds of, a significant portion of its investment in the Company's common stock or the settlement of this obligation between the Company and the Trust. During 1998, the Company incurred approximately $3 million of these taxes, before any U.S. federal or state benefit.

The Trust transferred approximately $69.2 million and $17.2 million in 1998 and 1997, respectively, to the specific settlement fund within the Trust or to claimants generating corresponding current tax deductions for the Company. The cash taxes paid by the Company in the U.S. were substantially lower than statutory rates due to the Company's deductions related to payments made to the Trust, tax credit carryforwards and, in 1996, net operating loss carryforwards.

At December 31, 1998, the Company had a $50.5 million valuation allowance on its U.S. deferred tax asset primarily related to future deductible amounts that may not be realized. The 1997 valuation allowance reflected an $18.2 million decrease primarily due to the utilization of general business credit carryforwards that the Company previously believed would expire unused. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company's valuation allowance on all deferred tax assets is subject to change as forecasts of future years' earnings and the estimated timing of the utilization of the Company's tax benefits and credit carryforwards are revised (including the timing and amounts received by the Trust for its investment in Company stock).

The approximate tax effect of the temporary differences giving rise to the net deferred tax liability is as follows:

                                In thousands of dollars
-------------------------------------------------------
                                         1998      1997
-------------------------------------------------------
Foreign Deferred Tax Assets          $  2,376  $  1,942
-------------------------------------------------------
Foreign Deferred Tax Liabilities:
 Property, plant and equipment         43,327    41,772
 Other                                  2,976     2,345
-------------------------------------------------------
Total Deferred Tax Liabilities         46,303    44,117
-------------------------------------------------------
Net Deferred Tax Liability           $ 43,927  $ 42,175
-------------------------------------------------------

                               Johns Manville/52

_______________________________________________________________________________
The U.S. and foreign components of income from continuing operations before income taxes consist of the following:

                                                       In thousands of dollars
-------------------------------------------------------------------------------
                                                1998          1997        1996
-------------------------------------------------------------------------------
U.S.                                        $215,427      $136,277    $103,491
Foreign                                       34,831        39,203      47,943
-------------------------------------------------------------------------------
                                            $250,258      $175,480    $151,434
-------------------------------------------------------------------------------

The provision for income tax expense (benefit) on continuing operations consists of the following:

                                                      In thousands of dollars
-------------------------------------------------------------------------------
                                                1998          1997       1996
-------------------------------------------------------------------------------
Current:
 U.S. federal                               $ 25,422      $ 12,875
 U.S. state and local                          4,530         2,887   $  3,595
 Foreign                                      17,916        17,618     24,492
-------------------------------------------------------------------------------
                                              47,868        33,380     28,087
-------------------------------------------------------------------------------
Deferred:
 U.S.                                         16,849        13,044    (61,203)
 Foreign                                         250        (1,473)    (5,975)
-------------------------------------------------------------------------------
                                              17,099        11,571    (67,178)
-------------------------------------------------------------------------------
                                            $ 64,967      $ 44,951   $(39,091)
-------------------------------------------------------------------------------

The reported amount of income tax expense on consolidated pretax income from continuing operations differs from the amount of income tax expense that would result from applying the U.S. federal statutory tax rate to consolidated pretax income from continuing operations for the following reasons:

                                                                               In thousands of dollars
-------------------------------------------------------------------------------------------------------
                                                                   1998            1997           1996
-------------------------------------------------------------------------------------------------------
U.S. federal statutory expense                                   $87,588        $61,420      $  53,002
Increase (decrease) resulting from:
 Deduction for shares of stock repurchased from the Trust        (12,045)
 Deduction for dividends to the Trust                             (8,795)        (6,298)      (107,213)
 U.S. state and local taxes, net of federal benefit                3,600          1,913          1,293
 Adjustment of estimated income tax expense for prior years       (3,352)           825
 Foreign income taxes, net of credits                               (451)         3,924         11,246
 Utilization of general business credits                                        (18,188)
 Other, net                                                       (1,578)         1,355          2,581
-------------------------------------------------------------------------------------------------------
                                                                 $64,967        $44,951      $ (39,091)
-------------------------------------------------------------------------------------------------------

As of December 31, 1998, the Company had $1.1 million of general business credit carryforwards and $21.4 million of U.S. federal credit for prior year minimum tax carryforwards. The general business credits expire at various dates beginning in 2002. There is no expiration date on the prior year minimum tax credit; however, it can only be applied against regular tax.

Undistributed earnings intended to be reinvested indefinitely by the foreign subsidiaries totaled $81.8 million at December 31, 1998. The determination of the deferred tax liability related to these undistributed earnings is not practicable.

                               Johns Manville/53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

Note 19:
Discontinued Operations

During the third quarter of 1997, the Company adjusted the estimated gain recognized in 1996 on the disposition of Riverwood. The adjustment, resulting in an additional net gain on disposal of discontinued operations of $19.5 million, of which $8.2 million related to income taxes, arose from the resolution of indemnification issues with the purchaser of Riverwood and from the determination of certain income tax consequences of the disposition, which were finalized with the completion of the Company's 1996 income tax returns.

During 1996, the Company received gross cash proceeds of $1.08 billion from the disposition of its 81.3 percent interest in Riverwood and recorded a gain of $216.2 million, net of taxes of $138.7 million.

Note 20:
Early Extinguishment of Debt

In May 1998, the Company repurchased through a cash tender offer substantially all of its Senior Notes and recognized an extraordinary loss on the early extinguishment of debt of $31.8 million, net of taxes of $18.1 million, in the second quarter of 1998.

During 1996, the Company redeemed its 9 percent Sinking Fund Debentures with cash of $27.7 million plus accrued interest of $1.6 million, resulting in an extraordinary loss on early extinguishment of debt of $2 million, net of taxes of $1.1 million.

Note 21:
Cumulative Effect of Accounting Change

Effective January 1, 1998, the Company changed its method of accounting for glass furnace rebuild costs to the capitalization method from the allowance method. Under the capitalization method, costs to periodically rebuild the refractory components of the glass furnaces are capitalized when incurred and depreciated on a straight-line basis over the estimated useful life of the rebuild. The capitalization method provides an improved measure of the Company's capital investment and is consistent with industry practice. Previously, estimated costs to rebuild furnaces were credited to an allowance and charged to operations over the estimated period to the next rebuild date. The cumulative effect of this change in accounting principle increased 1998 earnings by $27.4 million, net of taxes of $17.9 million. This change resulted in an increase in depreciation expense but eliminated the provision for furnace rebuilds. The pro forma effect of this change on net income was not material.

Note 22:
Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income generally includes changes in separately reported components of equity along with net income.

Components of equity included in comprehensive income were as follows:

                                                                      In thousands of dollars
---------------------------------------------------------------------------------------------
                                                                 1998         1997       1996
---------------------------------------------------------------------------------------------
Foreign currency translation adjustments                     $(22,156)    $(28,973)   $(9,395)
Income tax benefit                                              9,970       11,589      3,382
---------------------------------------------------------------------------------------------
Foreign currency translation adjustments, net of tax         $(12,186)    $(17,384)   $(6,013)
---------------------------------------------------------------------------------------------

                               Johns Manville/54

________________________________________________________________________________


Note 23:

Supplemental Cash Flow Information

In connection with the consolidated statement of cash flows, cash paid for interest related to continuing operations during 1998, 1997 and 1996 was $33.9 million, $48.1 million and $45.9 million, respectively. Cash paid for income taxes related to continuing operations during 1998, 1997 and 1996 was $23.5 million, $48.7 million and $29.9 million, respectively.

Note 24:

Acquisitions

In January 1998, the Company acquired the assets of a U.S. manufacturer of reinforced thermoplastic roofing systems and also acquired a plant associated with the Insulation segment, which manufactures calcium silicate pipe and block insulation, and fireproof board. In May 1998, the Company acquired Exeltherm, a Canadian producer of polyisocyanurate foam products for commercial/industrial roofing and residential construction. Also in May 1998, the Company acquired Skandinaviska Jute, which owns Tasso AB, a European manufacturer of fiber glass wall coverings. This acquisition is associated with businesses of the Engineered Products segment. In December 1998, the Company acquired the assets of a U.S. manufacturer of commercial/industrial roofing insulation products. Also in December 1998, the Company entered into a joint venture to develop, manufacture and market products used to stop the spread of fires in new and existing buildings. This joint venture is associated with businesses of the Insulation segment.

The combined purchase price for these acquisitions, accounted for under the purchase method, was $92.2 million which was financed from existing cash balances and borrowing under revolving credit facilities. The excess of the combined purchase price over the estimated fair value of net assets acquired, or goodwill, amounted to approximately $59 million. Certain amounts of the purchase price allocation related to preacquisition contingencies and restructuring decisions were based on preliminary estimates and may be revised during 1999.

Note 25:

Subsequent Event (Unaudited)

On January 1, 1999, the Company completed the acquisition of Hoechst's Spunbond/Monofilament operations. This acquisition will expand existing product lines of the Company's Engineered Products segment in North America and Europe. The cash payment for this acquisition, to be accounted for under the purchase method, will be $227.3 million (subject to certain post-closing adjustments), financed with borrowings from the Company's credit facilities. The acquisition borrowings, drawn during December 1998, are shown as the acquisition deposit on the Company's balance sheet. The allocation of the purchase price will be finalized during 1999 upon completion of asset valuations and determination of preacquisition contingencies and restructuring decisions.

Based on preliminary estimates, the cash payment has been allocated as follows:

                                          In millions of dollars
----------------------------------------------------------------
Current Assets                                              $ 80
Noncurrent Assets (including Goodwill)                       174
Liabilities Assumed                                          (27)
----------------------------------------------------------------
Cash Payment                                                $227
----------------------------------------------------------------

                               Johns Manville/55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

The preliminary consolidated results of operations on a pro forma basis as if the operations had been acquired as of the beginning of 1998 and 1997 are as follows:

                   In millions of dollars, except per share amounts
-------------------------------------------------------------------
                                                      1998     1997
-------------------------------------------------------------------
Net Sales                                           $2,013   $1,898
Net Income                                             191      162
Earnings per Share - Diluted                          1.18     1.00
-------------------------------------------------------------------

The estimated pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the acquisition been completed as of the above dates, nor are they necessarily indicative of future results of operations.

Note 26:

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, the Company cannot determine the effects, if any, adopting this statement will have on its financial condition, liquidity or results of operations. However, the Company does not expect a significant impact on its results of operations.

Note 27:

Business Segments and Geographic Area Information

The Company reports separately its operating results in the following three principal business segments: Insulation, Roofing Systems and Engineered Products. The Company's reportable business segments are strategic business units organized by product. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company evaluates segment performance based on income from operations. Consistent with the Company's internal reporting, business segments now include allocated corporate expenses. The 1998 mining royalty sale proceeds, certain nonrecurring charges and a pension settlement gain related to 1996, are reported in corporate and eliminations. The 1997 and 1996 results were reclassified to conform with the current presentation format.

The Insulation segment consists of the Company's building insulation business, which manufactures fiber glass wool insulation for walls, attics and floors in residential and commercial buildings and polyisocyanurate foam sheathing for residential structures; commercial/industrial insulation business, which manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications; and original equipment manufacturers ("OEM") insulation business, which manufactures thermal and acoustic insulation for aircraft, marine vessels, automobiles and heating, ventilating and air conditioning ("HVAC") and other equipment.

The Roofing Systems segment consists of the Company's commercial/industrial roofing systems business, which supplies built-up, modified bitumen and single-ply membranes; perlite, fiber glass and polyisocyanurate insulations; roof guarantees; and accessories.

                               Johns Manville/56

________________________________________________________________________________

The Engineered Products segment consists of the Company's mats and fibers business, which manufactures continuous filament fiber glass-based products used for reinforcing roofing, flooring, wall covering and plastic products. The mats and fibers business includes the Company's German subsidiary, Schuller GmbH, and the Company's European fabrics businesses. The Engineered Products segment also includes the Company's filtration business, which manufactures filtration media for commercial and industrial buildings; ultra-fine fibers for clean room air filters and battery separators; liquid filtration cartridges and media for use in commercial and industrial applications; and synthetic meltblown products used in various other applications.

                                                         In thousands of dollars
--------------------------------------------------------------------------------
December 31,                                      1998         1997         1996
--------------------------------------------------------------------------------
Operating Assets (Note B)
Insulation                                  $  512,428   $  467,828   $  506,934
Roofing Systems                                429,342      368,051      327,518
Engineered Products                            591,839      551,517      449,482
Corporate                                      (39,216)     (46,756)     (57,219)
--------------------------------------------------------------------------------
Total                                       $1,494,393   $1,340,640   $1,226,715
--------------------------------------------------------------------------------
Years Ended December 31,
--------------------------------------------------------------------------------
Depreciation, Depletion and Amortization
Insulation                                  $   36,146   $   34,031   $   31,761
Roofing Systems                                 17,624       16,197       12,320
Engineered Products                             40,041       29,935       27,094
--------------------------------------------------------------------------------
Total                                       $   93,811   $   80,163   $   71,175
--------------------------------------------------------------------------------
Additions to Long-lived Assets (Note E)
Insulation                                  $   65,216   $   34,687   $   32,531
Roofing Systems                                 25,154        7,945       51,650
Engineered Products                             37,803       81,715       68,462
Corporate                                        2,163          949          357
--------------------------------------------------------------------------------
Total                                       $  130,336   $  125,296   $  153,000
--------------------------------------------------------------------------------

See notes on page 60.


                               Johns Manville/57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

                                                         In thousands of dollars
--------------------------------------------------------------------------------
Years Ended December 31,                          1998         1997         1996
--------------------------------------------------------------------------------
Insulation
Net Sales                                   $  731,087   $  694,606   $  697,325
Intersegment Net Sales                           3,004        3,239        1,629
Costs and Expenses                             619,973      611,195      589,632
Nonrecurring Charges                                                      17,550
Other Income (Expense), net                      3,864          (77)       1,096
--------------------------------------------------------------------------------
Income from Operations                      $  117,982   $   86,573   $   92,868
--------------------------------------------------------------------------------
Roofing Systems
Net Sales                                   $  561,787   $  510,460   $  414,013
Costs and Expenses                             506,127      457,108      383,983
Nonrecurring Charges                                                       5,644
Other Income (Expense), net                     (7,618)      (2,841)      (2,649)
--------------------------------------------------------------------------------
Income from Operations                      $   48,042   $   50,511   $   21,737
--------------------------------------------------------------------------------
Engineered Products
Net Sales                                   $  488,305   $  442,579   $  441,091
Intersegment Net Sales                          25,843       33,375       29,670
Costs and Expenses                             432,648      393,589      380,499
Nonrecurring Charges (Income)                                             (4,018)
Other Income (Expense), net                     (3,775)      (4,027)       1,331
--------------------------------------------------------------------------------
Income from Operations                      $   77,725   $   78,338   $   95,611
--------------------------------------------------------------------------------
Corporate and Eliminations
Intersegment Net Sales (Note A)             $  (28,847)  $  (36,614)  $  (31,299)
Costs and Expenses                             (31,405)     (40,010)     (38,613)
Nonrecurring Charges                                                      29,980
Other Income (Expense), net (Note D)            33,430       (3,396)        (123)
--------------------------------------------------------------------------------
Income from Operations                      $   35,988   $       --   $  (22,789)
--------------------------------------------------------------------------------
Consolidated Total Company
Net Sales                                   $1,781,179   $1,647,645   $1,552,429
Costs and Expenses                           1,527,343    1,421,882    1,315,501
Nonrecurring Charges                                                      49,156
Other Income (Expense), net                     25,901      (10,341)        (345)
--------------------------------------------------------------------------------
Income from Operations                      $  279,737   $  215,422   $  187,427
--------------------------------------------------------------------------------

See notes on page 60.


                               Johns Manville/58

________________________________________________________________________________



                                                        In thousands of dollars
--------------------------------------------------------------------------------
Years Ended December 31,                          1998         1997        1996
--------------------------------------------------------------------------------
United States
Net Sales                                   $1,508,096   $1,426,609  $1,341,216
Costs and Expenses                           1,302,890    1,206,560   1,109,647
Nonrecurring Charges                                                     19,176
Other Income (Expense), net                     25,161       (4,120)      9,863
--------------------------------------------------------------------------------
Income from Operations                      $  230,367   $  215,929  $  222,256
--------------------------------------------------------------------------------
Foreign
Net Sales                                   $  278,419   $  231,758  $  224,232
Costs and Expenses                             232,010      192,511     188,770
Other Income (Expense), net                     (4,406)      (1,140)      1,737
--------------------------------------------------------------------------------
Income from Operations                      $   42,003   $   38,107  $   37,199
--------------------------------------------------------------------------------
Corporate and Eliminations
Net Sales (Note A)                          $   (5,336)  $  (10,722) $  (13,019)
Costs and Expenses                              (7,557)      22,811      17,084
Nonrecurring Charges                                                     29,980
Other Income (Expense), net (Note C)             5,146       (5,081)    (11,945)
--------------------------------------------------------------------------------
Income from Operations                      $    7,367   $  (38,614) $  (72,028)
--------------------------------------------------------------------------------
Consolidated Total Company
Net Sales                                   $1,781,179   $1,647,645  $1,552,429
Costs and Expenses                           1,527,343    1,421,882   1,315,501
Nonrecurring Charges                                                     49,156
Other Income (Expense), net                     25,901      (10,341)       (345)
--------------------------------------------------------------------------------
Income from Operations                      $  279,737   $  215,422  $  187,427
--------------------------------------------------------------------------------
December 31,
--------------------------------------------------------------------------------
Long-lived Assets
United States                               $  679,817   $  637,638  $  637,284
Foreign                                        168,669      155,097     127,874
Corporate                                       15,672        5,024       5,262
--------------------------------------------------------------------------------
Total                                       $  864,158   $  797,759  $  770,420
--------------------------------------------------------------------------------
See notes on page 60.


                               Johns Manville/59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

Notes to Business Segments and Geographic Area Information:

(A) Net sales included in corporate and eliminations relate principally to the elimination of intersegment and intergeographic sales (at prices approximating market). Intersegment sales principally relate to sales from the Engineered Products segment to the Roofing Systems segment. Intergeographic sales principally relate to insulation shipments from the U.S.

(B) Operating assets primarily include amounts directly assignable to each segment. These include trade receivables; inventory (at standard cost); goodwill; property, plant and equipment; and capitalized software. Capitalized software included in operating assets was $10 million, $12 million and $14.7 million in 1998, 1997 and 1996, respectively. Corporate operating assets relate principally to the adjustment of business segment inventories to a LIFO basis.

(C) Includes the elimination of intergeographic dividends between the Company's foreign and U.S. segments.

(D) Other income (expense), net, included in corporate and eliminations consists of the mining royalty sale proceeds in 1998, and certain nonrecurring charges and a pension settlement gain in 1996.

(E) Includes property, plant and equipment purchases and additions to property, plant and equipment from acquisitions. Additions to property, plant and equipment from acquisitions were $24 million, $34.8 million and $50 million in 1998, 1997 and 1996, respectively.

                               Johns Manville/60

MANAGEMENT'S REPORT
________________________________________________________________________________

The accompanying consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles appropriate under the circumstances. The representations in the financial statements and the fairness and integrity of such statements are the responsibility of management. All of the other financial information in the Annual Report and Form 10-K is consistent with that in the financial statements.

The Company maintains internal accounting control systems to provide reliable financial information for the preparation of financial statements, to safeguard assets against loss or unauthorized use and to ensure proper authorization and accounting for all transactions. Management is responsible for maintenance of these systems, which is accomplished through communication of established written codes of conduct, systems, policies and procedures; employee training; and appropriate delegation of authority and segregation of responsibilities. To further ensure compliance with established standards and procedures, the Company maintains a substantial program of internal audits. Oversight of management's financial reporting and internal accounting control responsibilities is exercised by the Board of Directors, through an Audit Committee that consists solely of outside directors.


/s/ C.L. Henry                                /s/ J.P. Murphy
C.L. (Jerry) Henry                            J.P. Murphy
Chairman of the Board,                        Senior Vice President and
President and Chief Executive Officer         Chief Financial Officer






                               Johns Manville/61

REPORT OF INDEPENDENT ACCOUNTANTS
________________________________________________________________________________

To the Stockholders and Directors of Johns Manville Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Johns Manville Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
January 29, 1999

                               Johns Manville/62

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
________________________________________________________________________________


                                                     In thousands of dollars, except per share amounts
------------------------------------------------------------------------------------------------------
                                                       First    Second     Third    Fourth
                                                     Quarter   Quarter   Quarter   Quarter       Total
------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
Net Sales                                           $389,336  $445,224  $488,232  $458,387  $1,781,179
Gross Profit                                          95,748   119,848   130,164   131,461     477,221
Income from Operations                                45,130   100,988    72,361    61,258     279,737
Income before Extraordinary Losses and
 Cumulative Effect of Accounting Change (Note A)      26,030    64,968    50,671    43,622     185,291
Net Income (Notes A and B)                            53,439    33,214    50,671    43,622     180,946
------------------------------------------------------------------------------------------------------
Basic Earnings Per Common Share
Income before Extraordinary Losses and
 Cumulative Effect of Accounting Change (Note A)    $    .16  $    .41  $    .32  $    .27  $     1.16
Net Income (Notes A and B)                               .33       .21       .32       .27        1.13
Diluted Earnings Per Common Share
Income before Extraordinary Losses and
 Cumulative Effect of Accounting Change (Note A)    $    .16  $    .40  $    .31  $    .27  $     1.15
Net Income (Notes A and B)                               .33       .20       .31       .27        1.12
------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997
Net Sales                                           $379,010  $428,036  $438,122  $402,477  $1,647,645
Gross Profit                                         100,656   117,939   112,871   100,044     431,510
Income from Operations                                49,698    63,032    57,906    44,786     215,422
Income before Extraordinary Losses (Note C)           27,492    37,175    58,329    27,004     150,000
Net Income (Note C)                                   27,492    37,175    58,329    27,004     150,000
------------------------------------------------------------------------------------------------------
Basic Earnings Per Common Share
Income before Extraordinary Losses (Note C)         $    .17  $    .23  $    .36  $    .17  $      .93
Net Income (Note C)                                      .17       .23       .36       .17         .93
Diluted Earnings Per Common Share
Income before Extraordinary Losses (Note C)         $    .17  $    .23  $    .36  $    .17  $      .92
Net Income (Note C)                                      .17       .23       .36       .17         .92
------------------------------------------------------------------------------------------------------

(A) In May 1998, the Company refinanced its $400 million of 10.875 percent Senior Notes due 2004 (the "Senior Notes"). The refinancing, consisting of a tender offer for cash, resulted in an extraordinary loss on the early extinguishment of debt of $31.8 million, net of taxes of $18.1 million, in the second quarter of 1998.

(B) Effective January 1, 1998, the Company changed its method of accounting for glass furnace rebuild costs to the capitalization method from the allowance method. The cumulative effect of this change in accounting principle increased 1998 net income by $27.4 million, net of taxes of $17.9 million.

(C) During the third quarter of 1997, an additional net gain of $19.5 million was recognized, of which $8.2 million related to income taxes, arising from the termination of certain indemnification obligations to the purchaser of Riverwood and from the determination of certain income tax consequences of the 1996 disposition, which were finalized with the completion of the Company's 1996 income tax returns.

                               Johns Manville/63