Form 10-Q
period 1999-03-31
JOHNS MANVILLE CORP /NEW/
filed 1999-05-17
CIK 355473

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

          Commission file number 1-8247

                           JOHNS MANVILLE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      84-0856796
----------------------------------                   ------------------------
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

Yes  |X|      No  |_|

      At May 10, 1999, there were 159,370,877 shares of the registrant's common stock outstanding.

                         *PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


      * "Johns Manville", the "Company," "JM," "we," "us" and "our" when used in this report refers to Johns Manville Corporation, incorporated in the State of Delaware in 1991, and includes, where applicable, its consolidated subsidiaries.

                           JOHNS MANVILLE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                   (Unaudited)

                                                                     March 31,         December 31,
ASSETS                                                                   1999                 1998
--------------------------------------------------------------------------------------------------
Current Assets
  Cash and equivalents                                             $   36,785           $   12,350
  Marketable securities, at cost,
   which approximates market                                            3,162                4,168
  Receivables                                                         309,454              264,407
  Inventories                                                         158,325              131,709
  Prepaid expenses                                                     11,646               12,560
  Deferred tax assets                                                  36,637               36,648
                                                                   -------------------------------
     Total Current Assets                                             556,009              461,842

Property, Plant and Equipment,
  net of accumulated depreciation
  of $704,458 and $691,335, respectively                              997,003              864,158
Deferred Tax Assets                                                   159,885              164,024
Goodwill, net of accumulated amortization
  of $31,038 and $27,166, respectively                                289,460              248,692
Acquisition Deposit (Note 6)                                                               227,300
Other Assets                                                          251,736              241,169
                                                                   -------------------------------
                                                                   $2,254,093           $2,207,185
                                                                   ===============================
LIABILITIES
--------------------------------------------------------------------------------------------------
Current Liabilities
  Short-term debt                                                  $   11,140           $    4,641
  Accounts payable                                                    142,743              128,688
  Compensation and employee benefits                                   88,643               99,320
  Income taxes                                                         18,874               16,539
  Other accrued liabilities                                            90,450               68,781
                                                                   -------------------------------
   Total Current Liabilities                                          351,850              317,969

Long-Term Debt, less current portion                                  560,738              587,276
Postretirement Benefits Other Than Pensions                           189,144              186,949
Deferred Income Taxes and Other
 Noncurrent Liabilities                                               321,892              324,883
                                                                   -------------------------------
                                                                    1,423,624            1,417,077
                                                                   -------------------------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Common Stock                                                            1,641                1,638
Capital in Excess of Par Value                                        548,945              544,667
Treasury Stock, at cost                                               (63,067)             (63,067)
Unearned Stock Compensation                                            (4,113)              (4,836)
Retained Earnings                                                     342,740              314,605
Accumulated Other Comprehensive Income                                  4,323               (2,899)
                                                                   -------------------------------
                                                                      830,469              790,108
                                                                   -------------------------------
                                                                   $2,254,093           $2,207,185
==================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                                                          Three Months
                                                                                        Ended March 31,
                                                                 -------------------------------------
                                                                     1999                         1998
------------------------------------------------------------------------------------------------------
Net Sales                                                        $495,758                     $389,336
Cost of Sales                                                     359,929                      293,588
Selling, General and Administrative                                53,751                       42,900
Research, Development and Engineering                               9,714                        7,615
Other Income (Expense), net                                        (7,357)                        (103)
                                                                 -------------------------------------
Income from Operations                                             65,007                       45,130
Interest Income                                                       628                        1,865
Interest Expense                                                    7,644                       12,058
                                                                 -------------------------------------
Income before Income Taxes and
  Cumulative Effect of Accounting Change                           57,991                       34,937
Income Tax Expense (Note 2)                                        20,297                        8,907
                                                                 -------------------------------------
Income before Cumulative Effect of
  Accounting Change                                                37,694                       26,030
Cumulative Effect of a Change in
  Accounting for Furnace Rebuilds,
  net of tax (Note 4)                                                                           27,409
                                                                 -------------------------------------
Net Income                                                       $ 37,694                     $ 53,439
======================================================================================================

Comprehensive Income                                             $ 44,916                     $ 51,734
                                                                 =====================================

                                                                                          Three Months
                                                                                        Ended March 31,
                                                                 -------------------------------------
EARNINGS PER COMMON SHARE                                            1999                         1998
------------------------------------------------------------------------------------------------------
Basic:
Income before Cumulative Effect of
  Accounting Change                                                  $.24                         $.16
Cumulative Effect of a Change in
  Accounting for Furnace Rebuilds,
  net of tax (Note 4)                                                                              .17
                                                                 -------------------------------------
Net Income                                                           $.24                         $.33
======================================================================================================
Diluted:
Income before Cumulative Effect of
  Accounting Change                                                  $.23                         $.16
Cumulative Effect of a Change in
  Accounting for Furnace Rebuilds,
  net of tax (Note 4)                                                                              .17
                                                                 -------------------------------------
Net Income                                                           $.23                         $.33
======================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                                         Three Months
                                                                                       Ended March 31,
                                                                           --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                          1999              1998
-----------------------------------------------------------------------------------------------------
Net income                                                                 $ 37,694          $ 53,439
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                             28,421            23,257
   Deferred taxes                                                             5,604             3,132
   Cumulative effect of accounting change                                                     (27,409)
   Other, net                                                                 8,833             3,809
(Increase) decrease in current assets:
   Receivables                                                               (5,838)          (23,230)
   Inventories                                                                  (16)           (5,381)
   Prepaid expenses                                                           1,016               165
Increase (decrease) in current liabilities:
   Accounts payable                                                           5,188           (13,422)
   Compensation and employee benefits                                       (13,706)          (10,058)
   Income taxes                                                               2,518             3,499
   Other accrued liabilities                                                  1,191             9,314
Change in other noncurrent liabilities                                          257            (2,931)
                                                                           --------------------------
Net cash provided by operating activities                                    71,162            14,184
                                                                           --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------------------------------------------------------
Purchases of property, plant and equipment                                  (34,910)          (22,421)
Acquisitions                                                                                  (23,047)
Purchases of available-for-sale securities                                                       (318)
Proceeds from maturities of held-to-maturity
   securities                                                                 1,679            13,553
Proceeds from sales or maturities of
   available-for-sale securities                                                                9,228
(Increase) decrease in other assets                                         (10,480)           (7,579)
                                                                           --------------------------
Net cash used in investing activities                                       (43,711)          (30,584)
                                                                           --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------------------------------------------
Issuances of debt                                                             9,624
Payments on debt                                                             (6,294)          (13,225)
Dividends on common stock                                                    (9,520)           (6,462)
Stock compensation transactions                                               3,501               (75)
                                                                           --------------------------
Net cash used in financing activities                                        (2,689)          (19,762)
                                                                           --------------------------
Effect of Exchange Rate Changes on Cash                                        (327)             (220)
                                                                           --------------------------
Net Increase (Decrease) in Cash and Equivalents                              24,435           (36,382)
Cash and Equivalents at Beginning of Period                                  12,350           132,137
                                                                           --------------------------
Cash and Equivalents at End of Period                                      $ 36,785          $ 95,755
=====================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The condensed consolidated financial statements of Johns Manville Corporation as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. The Company has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding the Company's accounting policies, operations and financial position is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                                       (Thousands of dollars)
                                               March 31,         December 31,
                                                   1999                 1998
                                          ----------------------------------
Finished goods                                 $108,390             $ 84,393
Raw materials and supplies                       37,017               33,371
Work-in-process                                  12,918               13,945
                                          ----------------------------------
                                               $158,325             $131,709
                                          ==================================

Note 2 - Income Taxes

The Company's effective tax rates were approximately 35 percent and 26 percent in 1999 and 1998, respectively. The Company receives a tax deduction and a related reduction in its effective tax rate for all payments the Company makes to the Manville Personal Injury Settlement Trust (the "Trust") and for all proceeds the Trust receives from sales of the Company's common stock, at the time such payments or proceeds are transferred to a special designated settlement fund of the Trust or paid to claimants. The Company benefited from such payment of dividends during both years and stock sale proceeds during 1998.

Note 3 - Financial Instruments

In order to fix a portion of the Company's variable interest rate debt and reduce the aggregate risk to movements in interest rates, the Company has interest rate swaps with notional values totaling approximately $230 million. At March 31, 1999, the fair market value of these instruments reflected unrecognized losses of approximately $5.8 million.

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

Note 5 - Earnings Per Common Share and Equity

Basic and diluted earnings per common share amounts were determined using the reported net income and the following common equivalent shares:

                               1999                       1998
--------------------------------------------------------------
   Basic                159,956,000                161,620,000
   Diluted              162,244,000                163,593,000

The difference between the basic and diluted weighted average shares outstanding is due to stock options and deferred stock rights. The Company paid a regular quarterly dividend of $0.06 per common share totaling $9.5 million, and $0.04 per common share totaling $6.5 million, in the first quarters of 1999 and 1998, respectively.

Note 6 - Acquisitions

On January 1, 1999, the Company completed the acquisition of Hoechst's Spunbond/Monofilament operations. This acquisition expands existing product lines of the Company's Engineered Products segment in North America and Europe. The cash payment for this acquisition, accounted for under the purchase method, was $227.3 million, subject to certain post-closing adjustments including finalizations of the value of working capital acquired and ownership transfer of a plant located in China. The acquisition was financed with borrowings from the Company's credit facilities. The acquisition borrowings, drawn during 1998, were shown as the acquisition deposit on the Company's December 31, 1998 balance sheet. The allocation of the purchase price will be finalized during 1999 upon completion of asset valuations, determination of preacquisition contingencies and restructuring decisions. Based on preliminary estimates, the Company's March 31, 1999 balance sheet reflects the following allocation of the $227.3 million cash payment:

                                                    (Thousands of dollars)
   ----------------------------------------------------------------------
   Current Assets                                                $ 74,756
   Noncurrent Assets (including Goodwill)                         179,295
   Liabilities Assumed                                            (26,751)
   ----------------------------------------------------------------------
   Cash Payment                                                  $227,300
   ======================================================================

The consolidated results of operations on a pro forma basis as if the operations had been acquired as of the beginning of 1998 were as follows:

                                                    (Thousands of dollars,
                                                 except per share amounts)
   ----------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31,1998
   ----------------------------------------------------------------------
   Net Sales                                                     $444,743
   Income before Cumulative Effect of
     Accounting Change                                            $27,355
   Net Income                                                     $54,764
   Diluted Earnings Per Share:
   Income Before Cumulative Effect of
     Accounting Change                                              $0.17
   Net Income                                                       $0.34
   ----------------------------------------------------------------------

The estimated pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the acquisition been completed as of the above date, nor are they necessarily indicative of future results of operations.

Note 7 - New Accounting Pronouncement

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

Note 8 - Business Segment Information

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

                                                          (Thousands of dollars)
                                                                   Three Months
                                                                 Ended March 31,
-------------------------------------------------------------------------------
NET SALES                                             1999                 1998
-------------------------------------------------------------------------------
Insulation                                      $  192,982           $  164,379
Roofing Systems                                    121,838              105,423
Engineered Products                                190,548              125,852
Eliminations                                        (9,610)              (6,318)
-------------------------------------------------------------------------------
                                                $  495,758           $  389,336
===============================================================================

INCOME FROM OPERATIONS
--------------------------------------------------------------------------------
Insulation                                      $   39,105           $   18,509
Roofing Systems                                      4,706                4,367
Engineered Products                                 21,196               22,254
-------------------------------------------------------------------------------
                                                $   65,007           $   45,130
===============================================================================

                                                  March 31,         December 31,
OPERATING ASSETS                                      1999                 1998
-------------------------------------------------------------------------------
Insulation                                      $  510,083           $  512,428
Roofing Systems                                    431,623              429,342
Engineered Products                                817,126              591,839
Corporate                                          (29,722)             (39,216)
-------------------------------------------------------------------------------
                                                $1,729,110           $1,494,393
===============================================================================

Net sales included in Eliminations relate principally to intersegment sales from the Engineered Products segment to the Roofing Systems segment at prices approximating market. Operating assets primarily include amounts directly assignable to each segment. These include trade receivables totaling $273.7 million and $239.9 million at March 31, 1999 and December 31, 1998, respectively; inventory (at standard cost); goodwill; property, plant and equipment; and capitalized software. Capitalized software included in operating assets was

$10.6 million at March 31, 1999, and $10 million at December 31, 1998. Corporate operating assets relate principally to the adjustment of business segment inventories to a LIFO basis.

Item 2.

                           JOHNS MANVILLE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales in the first quarter of 1999 increased $106.5 million, or 27.3 percent, to $495.8 million compared with $389.3 million for the same period of 1998. Gross profit increased $40.1 million to $135.8 million from $95.7 million. The gross profit margin for the first quarter of 1999 increased to 27.4 percent from 24.6 percent for the same period of 1998 primarily due to an improved pricing environment in building insulation.

Selling, general and administrative and research, development and engineering expenses, combined, increased $13 million or 25.6 percent, to $63.5 million in 1999, in part due to acquisitions completed over the last year. However, these expenses were lower as a percentage of sales at 12.8 percent compared with 13 percent for 1998. Other expense, net, for 1999 increased to $7.4 million from $0.1 million due to higher pension expenses, higher goodwill amortization and expenses related to JM's exploration of strategic alternatives. Other income for 1998 included proceeds from the settlement of escrowed funds related to a landfill site formerly used by JM. Income from operations for the first quarter of 1999 was $65 million, up 44 percent, compared with $45.1 million for the first quarter of 1998.

Insulation Segment

The Insulation segment's net sales increased $28.6 million, or 17.4 percent, to $193 million from $164.4 million for the first quarter of 1998. Income from operations more than doubled to $39.1 million from $18.5 million. These gains were driven by higher selling prices and strong volumes in building insulation due to the industry operating at full capacity as North American residential construction markets remained strong. The selling price improvements, along with productivity improvements, led to significantly higher margins for the first quarter of 1999. In addition, net sales increased slightly and gross profit improved moderately in 1999 for commercial and industrial insulation on higher volumes and productivity for air handling and OEM compared with the first quarter of 1998.

Roofing Systems Segment

Net sales for the Roofing Systems segment increased $16.4 million, or 15.6 percent, to $121.8 million for the first quarter of 1999 from $105.4 million for the same period of 1998. This increase was driven mainly by the incremental sales volumes from the 1998 acquisitions, partially offset by selling price pressures in polyisocyanurate foam products. The gross margin for the first quarter of 1999 rose slightly due to production efficiencies on the higher volumes and lower raw material costs. The gross profit gains, offset in part by higher acquisition-related costs, led to increased income from operations of 7.8 percent to $4.7 million.

Engineered Products Segment

The Engineered Products segment's net sales increased $64.6 million, or 51.4 percent, to $190.5 million for the first quarter of 1999 from $125.9 million for the same period of 1998. Income from operations, however, decreased $1.1 million, or 4.8 percent, to $21.2 million for the first quarter of 1999 from $22.3 million for the same period of 1998. The incremental impacts of JM's January 1, 1999 acquisition of Hoechst's Spunbond/Monofilament North American and

European operations, and to a lesser extent, the May 1998 acquisition of Tasso AB, produced substantial increases in net sales and operating income, which included related one-time costs. The U.S. mats and fibers business experienced significantly higher sales for the first quarter of 1999 on volume growth due primarily to strength in roofing mats. Despite these volume gains, the gross margin and operating income for this business were adversely impacted by costs associated with a scheduled furnace rebuild during the first quarter of 1999. Meanwhile, sales and operating income declined for our European mats and fibers businesses during 1999, reflecting continuing softness in European markets. Net sales and operating income declined significantly in the filtration business in the first quarter of 1999 on lower volumes related in part to continuing weakness in Asian markets.

Interest

Compared with the first quarter of 1998, interest income decreased $1.3 million to $0.6 million in 1999 from $1.9 million, due to lower average cash and marketable securities balances.

Interest expense decreased $4.5 million to $7.6 million for the first quarter of 1999 compared with $12.1 million in 1998 primarily due to the repurchase of substantially all of JM's $400 million of 10 7/8% Senior Notes in May 1998 using revolving credit facilities with significantly lower interest rates.

Income Taxes

JM's effective tax rates were approximately 35 percent in 1999 and 26 percent in 1998. JM receives a tax deduction and a related reduction in its effective tax rate for all payments we make to the Trust and for all proceeds the Trust receives from sales of JM's common stock at the time such payments or proceeds are transferred to a special designated settlement fund of the Trust or paid to claimants. JM benefited from such payment of dividends during both years and stock sale proceeds during 1998.

Under Section 468B of the U.S. Internal Revenue Code, JM is responsible for income taxes on the taxable income of the Trust's specific settlement fund at a tax rate of 15 percent. Any such taxes paid generate a tax deduction for JM. We cannot predict the amount of any such future tax obligations. However, related liabilities could become material in certain situations including the Trust monetizing, and retaining the proceeds of, a significant portion of its investment in JM's common stock or the settlement of this obligation between JM and the Trust.

Cumulative Effect of Accounting Change

Effective January 1, 1998, JM changed its method of accounting for glass furnace rebuild costs to the capitalization method from the allowance method. The cumulative effect of this change in accounting principle increased 1998 earnings by $27.4 million ($0.17 per share), net of taxes of $17.9 million.

Net Income

Due to the factors discussed above, JM's net income for the first quarter of 1999 was $37.7 million, or $0.23 per diluted share, compared with net income for the first quarter of 1998 of $53.4 million, or $0.33 per diluted share.

Liquidity and Capital Resources

Johns Manville Corporation's agreements with its lenders contain financial and general covenants. These include, among other things, limitations on borrowings, investments and asset dispositions, and maintenance of various financial ratios. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by JM and its subsidiaries. At March 31, 1999, JM was in compliance with these covenants.

At March 31, 1999, JM had net working capital of $204.2 million, including cash and marketable securities totaling $39.9 million. Total cash and marketable securities located outside the U.S. and Canada were approximately $18.7 million. At December 31, 1998, cash and marketable securities totaled $16.5 million. At March 31, 1999, JM had approximately $217 million available under its $750 million unsecured multicurrency revolving credit facilities. JM's international subsidiaries had additional borrowing and working capital facilities totaling approximately $18 million, of which $8 million was available at March 31, 1999.

Net operating activities provided $71.2 million of cash during the first three months of 1999. Net operating activities for the same period of 1998 provided $14.2 million. Cash flows from operating activities are primarily influenced by selling prices, sales volume and working capital requirements. As discussed in "Results of Operations," JM benefited from selling price improvements, particularly in building insulation, and overall volume increases during the first quarter of 1999. Operating activities also included cash outlays to build working capital for the construction season, which typically peaks during the third quarter. Such cash usages were significantly lower in 1999 due to improved working capital management, along with lower inventory builds resulting from high levels of demand in building insulation and mats and fibers as these businesses operated at full capacity. JM expects 1999 operating results to benefit from continued strength in construction markets and housing starts, along with continuing integration of acquisitions. Meanwhile, slower economic activity in Europe and Asia may continue to adversely impact results in the Engineered Products segment.

Investing activities for the three months ended March 31, 1999 included $34.9 million for capital expenditures, principally to increase building insulation capacity and to complete a furnace rebuild for mats and fibers. Estimated 1999 capital expenditures total approximately $160 million excluding acquisitions, of which approximately $59 million relate to capacity expansion projects. As of March 31, 1999, outstanding purchase commitments for capital projects totaled $24.7 million. Investing activities for the first quarter of 1998 included the combined purchase prices for acquisitions of $23 million, net of cash acquired, and capital expenditures of $22.4 million.

Financing activities for the first quarter of 1999 consisted of repayments of debt totaling $6.3 million and net issuances of debt totaling $9.6 million. Also during the first quarter of 1999, JM received $3.5 million from the exercise of stock options previously granted to employees. JM paid a regular quarterly dividend of $0.06 per common share totaling $9.5 million, and $0.04 per common share totaling $6.5 million in the first quarter of 1999 and 1998, respectively. During 1998, $13 million of debt related to 1997 acquisitions was repaid.

Contingent Product Liability

Between 1988 and 1992, JM manufactured phenolic roofing insulation which may, under certain circumstances, contribute to the corrosion of metal decks on which it is installed. Subsequently, JM began a voluntary program to inspect such metal decks and remediate where appropriate. JM has accrued for costs relating to future inspections, remediation and anticipated claims. These accruals are based on JM's historical experience regarding the incidence of corrosion and the cost of remediation and include a number of assumptions related to the types of roofs on which phenolic insulation has been installed as well as the assumption that our past remediation experience will continue over the remaining lives of roofs insulated with JM's phenolic roofing insulation.

Pursuant to reimbursement agreements with JM's liability carriers and former owner of the phenolic roofing insulation business, we have been reimbursed for a portion of historical costs incurred and are entitled to receive reimbursement for a substantial portion of future costs to be incurred by JM for inspection and remediation.

In 1996, JM and a third party were named as defendants in two class action cases, now consolidated, filed in U.S. District Court in Boston, Massachusetts. The plaintiffs purport to represent all building owners in the U.S. with phenolic insulation installed on their roof decks and seek damages and injunctive relief, including an order requiring the removal and replacement of the phenolic insulation and remediation of any deck corrosion. JM is defending these allegations vigorously.

JM has reviewed its historical inspection and remediation experience and the terms and collectibility of amounts under the reimbursement agreements in light of the contingencies described above. Based on the information available to date and subject to the assumptions described above, if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on JM's financial condition, liquidity or results of operations.

Environmental Contingencies

At March 31, 1999, JM had remediation activities in progress at four sites, out of a total of 16 such sites for which we have identified environmental conditions requiring remediation. In addition, JM has been identified as a potentially responsible party at 14 sites JM did not own or operate under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 14 sites, JM's potential liability for ten sites will be determined pursuant to the settlement agreement described in the following paragraph. Three of the sites may not be subject to the settlement agreement and, accordingly, JM could be jointly and severally liable for costs of remediating these sites. At one of the sites, only part of the liability will be determined by the settlement agreement with the rest of the liability being the subject of a U.S. Environmental Protection Agency ("EPA") de minimis settlement offer.

In 1994, the U.S. government and JM settled certain litigation concerning our disposal activities prior to consummation of JM's plan of reorganization. The settlement agreement, which was made a court order, limits JM's future liability under both CERCLA and the Resource Conservation and Recovery Act ("RCRA") to 55 percent of its share of site-wide response costs and natural resources damages without regard to joint and several liability for disposals made by JM prior to consummation of our plan of reorganization. The agreement resolved JM's liability at certain historical sites and also covers CERCLA and RCRA liability for other disposal sites at which the EPA has incurred or may incur response costs and which were used by JM prior to the consummation of the plan of reorganization. The agreement provides that the amount JM will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year. The EPA and others from time to time commence cleanup activities at such sites, and in the future, the EPA and others may assert claims against JM with respect to such sites. JM believes that all such activities and claims, if any, will be subject to the agreement.

As a result of factors such as changes in federal and state regulations, the application and effectiveness of remedial actions, the difficulty in assessing the extent of environmental contamination, and the allocation of costs among potentially responsible parties, actual costs to be incurred for environmental cleanup may vary from previous estimates. Subject to the uncertainties inherent in evaluating environmental exposures, and based on information presently available, including JM's historical remediation experience, currently enacted environmental laws and regulations, and existing remediation technology, we believe that if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on our financial condition, liquidity or results of operations.

Year 2000 Compliance

JM is engaged in a comprehensive project to modify its systems for year 2000 compliance. JM's approach to year 2000 compliance activities may be broken down into five general areas:

      o     inventory,
      o     analysis/planning,
      o     testing and repair/modification
      o     certification, and
      o     contingency plans.

As of March 31, 1999, JM has completed substantially all of the inventory and a majority of the analysis/planning phases of the project which involved obtaining systems inventories including:

      o     embedded technology,
      o     performing on-site audits at operating locations,
      o contacting vendors to obtain compliant releases of hardware and software,
      o     establishing project plans, and
      o     associated implementation schedules.

Testing and repair/modification work and surveys of major suppliers to determine their level of compliance began during the second quarter of 1998 and will continue through the second quarter of 1999. Certifications began during the fourth quarter of 1998, and will be completed in the second quarter of 1999. Business continuity and contingency plans, including among other things manual equipment operations and scheduling, are currently being developed to address high risk areas as they are identified with contingency plans in place by the end of 1999. To date, the phases of the project currently underway have progressed substantially as planned. Failure by JM or its vendors and customers to achieve year 2000 compliance could result in a disruption of operations possibly impacting our ability to:

      o     obtain raw materials,
      o     produce products, or
      o     collect revenues.

However, JM believes that its compliance efforts will be successful and that significant disruptions of operations are unlikely to develop. JM has spent approximately $2 million through the first quarter of 1999 on year 2000 projects and activities. Based on latest estimates, total costs for year 2000 related projects and activities, expected to be completed in 1999, are not expected to exceed $5 million including costs arising from JM's acquisition of Hoechst's Spunbond/Monofilament operations. However, if additional costs are incurred in excess of the above estimates, such costs are not expected to have a material adverse effect on JM's financial condition, liquidity, or results of operations. All expenditures will be funded through operations and will directly impact the reported level of future income. The above discussion regarding costs, risks and estimated completion dates for year 2000 compliance activities is based on estimates given information that is currently available, and is subject to change.

Introduction of the Euro

On January 1, 1999, eleven countries of the European Union established a new single European currency (the "Euro"). The Euro will become a currency in its own right and will completely replace the currencies of the participating countries by 2002. This conversion may affect, among other things, cross-border competition among member countries, product pricing, exchange rate risk and derivatives exposure, and information technology and systems. JM's European businesses, primarily in the Engineered Products segment, accounted for approximately 17 percent of total sales for the first quarter of 1999. JM is addressing issues related to the conversion and, at this time, is not expecting material adverse effects on its financial condition, liquidity, or results of operations.

Acquisitions

On January 1, 1999, JM completed the acquisition of Hoechst's Spunbond/Monofilament operations. This acquisition expands existing product lines of the Engineered Products segment in North America and Europe. The cash payment for this acquisition, accounted for under the purchase method, was $227.3 million subject to certain post-closing adjustments including finalizations of the value of working capital acquired and ownership transfer of a plant located in China. The acquisition was financed with borrowings from credit facilities. The acquisition borrowings, drawn during December 1998, were shown as the acquisition deposit on the balance sheet at December 31, 1998. The preliminary allocation of the cash payment is reflected in the March 31, 1999 balance sheet and will be finalized during 1999 upon completion of asset valuations and determination of preacquisition contingencies and restructuring decisions.


Johns Manville Corporation believes that its current cash position, funds available under credit facilities, and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, JM may need to access capital markets to pay the principal of its credit facilities, or in connection with possible significant future acquisitions or share repurchases.

Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of JM contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning:

      o     expected continued benefits from the integration of acquisitions,
      o effect on 1999 operating results from strength in construction markets and housing starts,
      o possible earnings decline from the economic slow down in Europe and Asia in the Engineered Products segment,
      o     expectations concerning levels of capital spending,
      o expectations as to contingencies related to taxes, phenolic roofing insulation and environmental liabilities,
      o estimates on the ability of JM and its vendors and customers to replace, modify or upgrade computer systems in ways that adequately address the year 2000 issue,
      o     expectations regarding the Euro conversion and
      o the ability to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs constitute such forward-looking statements. See "Liquidity and Capital
Resources."

Forward-looking statements of JM are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. Important factors relating to such risks and uncertainties are set forth below.

Factors that could affect the forward-looking statements generally are related to demand for JM's products, overall capacity levels in the industry and the overall competitive environment in which we operate. These factors are discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Johns Manville Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

Factors that could affect JM's expected levels of capital spending, ability to satisfy debt service requirements, ongoing capital expansion program and other ongoing operating costs, include, without limitation, the general factors noted above, the level of cash flow generated by JM and the ability of JM to otherwise fund such commitments, which in turn could be affected by general U.S. and international economic conditions as well as financial market conditions.

JM's ability to realize expected benefits from acquisitions depends on a number of factors including, without limitation, successful integration of newly acquired operations, technology, products, employees and the overall economic factors referred to above.

Specific factors that might affect the ability of JM and its vendors and customers to replace, modify or upgrade systems in ways that adequately address the year 2000 issue include the ability to identify and correct all relevant systems, unanticipated difficulties or delays in the implementation of our remediation plans and the ability of third parties to adequately address their own year 2000 issues, as well as those issues discussed in "Liquidity and Capital Resources - Year 2000 Compliance."

For a discussion of factors concerning contingencies related to taxes, phenolic roofing insulation, environmental matters and the introduction of the Euro, see "Results of Operations - Income Taxes" and "Liquidity and Capital Resources - Contingent Product Liability, Environmental Contingencies and Introduction of the Euro."

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

               Exhibit 27.1, Financial Data Schedules.

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


                                       JOHNS MANVILLE CORPORATION
                                       --------------------------
                                              (Registrant)


Date: May 17, 1999                     By:     D. D. Persson
                                          ----------------------------------
                                               D. D. Persson
                                               Vice President, Assistant
                                               General Counsel and Secretary


Date: May 17, 1999                     By:     J. P. Murphy
                                          ----------------------------------
                                               J. P. Murphy
                                               Senior Vice President and
                                               Chief Financial Officer