Form 10-Q
period 1999-06-30
JOHNS MANVILLE CORP /NEW/
filed 1999-08-16
CIK 355473

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

     Commission file number 1-8247

                          JOHNS MANVILLE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                           84-0856796
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                                717 17th Street
                            Denver, Colorado  80202
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

Yes [X]   No [ ]

     At August 9, 1999, there were 147,242,724 shares of the registrant's common stock outstanding.

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
                             (Thousands of dollars)
                                 (Unaudited)

                                                      June 30, December 31,
  ASSETS                                                 1999         1998
--------------------------------------------------------------------------
  Current Assets
   Cash and equivalents                            $   32,436   $   12,350
   Marketable securities, at cost,
    which approximates market                           2,671        4,168
   Receivables                                        341,037      264,407
   Inventories                                        143,439      131,709
   Prepaid expenses                                    13,126       12,560
   Deferred tax assets                                 39,208       36,648
                                                   ----------   ----------
     Total Current Assets                             571,917      461,842

  Property, Plant and Equipment,
   net of accumulated depreciation
   of $702,016 and $691,335, respectively             996,393      864,158
  Deferred Tax Assets                                 158,615      164,024
  Goodwill, net of accumulated amortization
   of $34,952 and $27,166, respectively               283,621      248,692
  Acquisition Deposit (Note 7)                                     227,300
  Other Assets                                        242,902      241,169
                                                   ----------   ----------
                                                   $2,253,448   $2,207,185
                                                   ==========   ==========

  LIABILITIES
--------------------------------------------------------------------------
  Current Liabilities
   Short-term debt                                 $    2,237   $    4,641
   Accounts payable                                   146,345      128,688
   Compensation and employee benefits                  96,907       99,320
   Income taxes                                        12,841       16,539
   Other accrued liabilities                           88,389       68,781
                                                   ----------   ----------
    Total Current Liabilities                         346,719      317,969

  Long-Term Debt, less current portion                497,430      587,276
  Postretirement Benefits Other Than Pensions         188,353      186,949
  Deferred Income Taxes and Other
   Noncurrent Liabilities                             318,722      324,883
                                                   ----------   ----------
                                                    1,351,224    1,417,077
                                                   ----------   ----------

  Commitments and Contingencies

STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
  Common Stock                                          1,643        1,638
  Capital in Excess of Par Value                      550,148      544,667
  Treasury Stock, at cost                             (63,067)     (63,067)
  Unearned Stock Compensation                          (3,518)      (4,836)
  Retained Earnings                                   407,811      314,605
  Accumulated Other Comprehensive Income                9,207       (2,899)
                                                   ----------   ----------
                                                      902,224      790,108
                                                   ----------   ----------
                                                   $2,253,448   $2,207,185
                                                   ==========   ==========

  See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                                  Three Months                    Six Months
                                                 Ended June 30,                Ended June 30,
                                         ---------------------        ----------------------
                                             1999         1998              1999        1998
--------------------------------------------------------------------------------------------
Net Sales                                $558,852     $445,224        $1,054,610    $834,560
Cost of Sales                             396,953      325,376           756,882     618,964
Selling, General and Administrative        46,261       45,042           100,012      87,942
Research, Development
 and Engineering                           10,373        8,282            20,087      15,897
Other Income (Expense), net
 (Note 2)                                  (6,089)      34,464           (13,446)     34,361
                                         ---------------------------------------------------
Income from Operations                     99,176      100,988           164,183     146,118
Interest Income                               536        1,587             1,164       3,452
Interest Expense                            7,271        9,919            14,915      21,977
                                         ---------------------------------------------------
Income before Income Taxes,
 Extraordinary Item and Cumulative
 Effect of Accounting Change               92,441       92,656           150,432     127,593
Income Tax Expense (Note 3)                12,046       27,688            32,343      36,595
                                         ---------------------------------------------------
Income before Extraordinary Item
 and Cumulative Effect of
 Accounting Change                         80,395       64,968           118,089      90,998
Extraordinary Loss on Early
 Extinguishment of Debt,
 net of tax (Note 4)                       (5,758)     (31,754)           (5,758)    (31,754)
Cumulative Effect of a Change in
 Accounting for Furnace Rebuilds,
 net of tax (Note 5)                                                                  27,409
                                         ---------------------------------------------------
Net Income                               $ 74,637     $ 33,214        $  112,331    $ 86,653
============================================================================================

Comprehensive Income                     $ 79,520     $ 35,419        $  124,437    $ 87,153
                                         ===================================================

EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------------------
Basic:
Income before Extraordinary Item
 and Cumulative Effect of
 Accounting Change                         $  .51       $  .41            $  .74      $  .57
Extraordinary Loss on Early
 Extinguishment of Debt,
 net of tax (Note 4)                         (.04)        (.20)             (.04)       (.20)
Cumulative Effect of a Change in
 Accounting for Furnace Rebuilds,
 net of tax (Note 5)                                                                     .17
                                         ---------------------------------------------------
Net Income                                 $  .47       $  .21            $  .70      $  .54
============================================================================================

Diluted:
Income before Extraordinary Item
 and Cumulative Effect of
 Accounting Change                         $  .50       $  .40            $  .73      $  .56
Extraordinary Loss on Early
 Extinguishment of Debt,
 net of tax (Note 4)                         (.04)        (.20)             (.04)       (.20)
Cumulative Effect of a Change in
 Accounting for Furnace Rebuilds,
 net of tax (Note 5)                                                                     .17
                                         ---------------------------------------------------
Net Income                                 $  .46       $  .20            $  .69      $  .53
============================================================================================

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)


                                                                     Six Months
                                                                  Ended June 30,
                                                     --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                    1999              1998
-------------------------------------------------------------------------------
Net income                                           $112,331         $  86,653
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                         57,404            46,376
 Deferred taxes                                        11,153             1,532
 Pension and postretirement benefits, net               9,878              (107)
 Cumulative effect of accounting change                                 (27,409)
 Other, net                                             7,509             6,814
(Increase) decrease in current assets:
 Receivables                                          (39,871)          (55,773)
 Inventories                                           12,929            (2,555)
 Prepaid expenses                                        (329)           (2,669)
Increase (decrease) in current liabilities:
 Accounts payable                                       9,724             3,160
 Compensation and employee benefits                    (4,920)             (957)
 Income taxes                                          (3,286)            5,397
 Other accrued liabilities                             (8,676)          (12,116)
Change in other noncurrent liabilities                 (5,028)          (18,513)
                                                     --------------------------
Net cash provided by operating activities             158,818            29,833
                                                     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------------------------------------------------
Purchases of property, plant and equipment            (65,032)          (52,417)
Acquisitions                                                            (55,037)
Proceeds from sales of assets                              15             3,191
Purchases of held-to-maturity securities               (1,014)           (2,748)
Purchases of available-for-sale securities             (4,507)             (541)
Proceeds from maturities of held-to-maturity
 securities                                             3,688            13,553
Proceeds from sales or maturities of
 available-for-sale securities                          5,160            20,403
Increase in other assets                               (5,180)           (5,007)
                                                     --------------------------
Net cash used in investing activities                 (66,870)          (78,603)
                                                     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------------------------------------
Issuances of debt                                       9,200           411,234
Payments on debt                                      (66,088)         (421,999)
Dividends on common stock                             (19,078)          (12,929)
Treasury and other stock transactions                   4,640           (43,521)
                                                     --------------------------
Net cash used in financing activities                 (71,326)          (67,215)
                                                     --------------------------

Effect of Exchange Rate Changes on Cash                  (536)             (781)
                                                     --------------------------
Net Increase (Decrease) in Cash and Equivalents        20,086          (116,766)
Cash and Equivalents at Beginning of Period            12,350           132,137
                                                     --------------------------
Cash and Equivalents at End of Period                $ 32,436         $  15,371
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



The condensed consolidated financial statements of Johns Manville Corporation as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. JM has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding JM's accounting policies, operations and financial position is contained or incorporated in JM's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.


Note 1 - Inventories


The major classes of inventories were as follows:

                                 (Thousands of dollars)
                                 June 30,   December 31,
                                    1999           1998
                                --------       --------
Finished goods                  $ 96,600       $ 84,393
Raw materials and supplies        35,961         33,371
Work-in-process                   10,878         13,945
                                --------       --------
                                $143,439       $131,709
                                ========       ========

Note 2 - Other Income (Expense), net


JM sold its five percent net smelter royalty on certain metals produced by the Stillwater Mining Company for cash resulting in other income of $36 million in the second quarter of 1998.

Note 3 - Income Taxes

JM's year-to-date effective tax rates were approximately 22 percent in 1999 and 29 percent in 1998. JM receives a tax deduction and a related reduction in its effective tax rate for all payments JM makes to the Manville Personal Injury Settlement Trust (the "Trust") and for all proceeds the Trust receives from sales of JM's common stock at the time such payments or proceeds are transferred to a special designated settlement fund of the Trust or paid to claimants. JM benefited from such stock sale proceeds and dividends during both years.


JM's income tax expense of $32.3 million for the first six months of 1999 at an annual effective tax rate of approximately 22 percent reflects benefits from July 1999 Trust stock sale proceeds (see Note 6). JM's first quarter 1999 income tax expense of $20.3 million at an effective rate of 35 percent did not include such benefits as Trust stock sale proceeds were not anticipated at that time. Consequently, income tax expense for the second quarter of 1999 was $12 million representing a 13 percent effective tax rate.

Note 4 - Debt

On June 30, 1999, JM prepaid a bond payable to the Trust in the principal amount of $23.9 million, resulting in a loss on the early extinguishment of debt of $5.8 million, net of taxes of $3.6 million. The bond consisted of fixed payments totaling $75 million per year in 2013 and 2014 and had been discounted at 13 percent. In the second quarter of 1998, JM repurchased, through a cash tender offer, substantially all of its $400 million of 10.875 percent senior notes due 2004. This transaction resulted in an extraordinary loss on the early extinguishment of debt of $31.8 million, net of taxes of $18.1 million.

In order to fix a portion of JM's variable interest rate debt and reduce the aggregate risk to movements in interest rates, JM has interest rate swaps with notional values totaling approximately $100 million. At June 30, 1999, the fair market value of these instruments reflected unrecognized losses of approximately $2.4 million.

On July 7, 1999, JM issued $200 million of unsecured senior notes in two tranches: $75 million at 7.71 percent due in 2006; and $125 million at 7.92 percent due in 2009. The proceeds were used to repurchase shares from the Trust (see Note 6) and repay existing indebtedness.

Note 5 - Cumulative Effect of Accounting Change

Effective January 1, 1998, JM changed its method of accounting for glass furnace rebuild costs to the capitalization method from the allowance method. Under the capitalization method, costs to periodically rebuild the refractory components of the glass furnaces are capitalized when incurred and depreciated on a straight-line basis over the estimated useful life of the rebuild. The capitalization method provides an improved measure of JM's capital investment and is consistent with industry practice. Previously, estimated costs to rebuild furnaces were credited to an allowance and charged to operations over the estimated period to the next rebuild date. The cumulative effect of this change in accounting principle increased 1998 earnings by $27.4 million, net of taxes of $17.9 million.

Note 6 - Earnings Per Common Share and Equity

Basic and diluted earnings per common share amounts were determined using the reported net income and the following common equivalent shares:

                        Second Quarter            First Six months
                    1999          1998          1999          1998
--------------------------------------   -------------------------
Basic        160,233,000   158,726,000   160,095,000   160,174,000
Diluted      161,536,000   161,655,000   161,891,000   162,625,000

The difference between the basic and diluted weighted average shares outstanding is due to stock options and deferred stock rights. JM paid regular quarterly dividends of $0.06 per common share totaling $9.6 million, and $0.12 per common share totaling $19.1 million, in the second quarter and first six months of 1999, respectively. JM paid regular quarterly dividends of $0.04 per common share totaling $6.5 million, and $0.08 per common share totaling $12.9 million, for the second quarter and first six months of 1998, respectively.

In July, 1999, JM purchased 12.2 million shares of its common stock from the Trust at $13.675 per share. Accordingly, treasury stock, at cost, of $166.8 million will be recorded in the third quarter of 1999. In the second quarter of 1998, JM purchased 3.6 million shares of its common stock from the Trust at $13 per share and recorded treasury stock, at cost, of $46.8 million.

Note 7 - Acquisitions

On January 1, 1999, JM completed the acquisition of Hoechst's Spunbond/Monofilament operations. This acquisition expands existing product lines of JM's Engineered Products segment in North America and Europe. The cash payment for this acquisition, accounted for under the purchase method, was $227.3 million, subject to certain post-closing adjustments including finalizations of the value of working capital acquired and ownership transfer of a plant located in China. The acquisition was financed with borrowings from JM's credit facilities. The acquisition borrowings, drawn during 1998, were shown as the acquisition deposit on JM's December 31, 1998 balance sheet. The allocation of the purchase price will be finalized during 1999 upon completion of asset valuations, determination of preacquisition contingencies and finalization of restructuring decisions. Based on preliminary estimates, JM's June 30, 1999 balance sheet reflects the following allocation of the $227.3 million cash payment:

                                       (Thousands of dollars)
------------------------------------------------------------
 Current Assets                                     $ 74,756
 Noncurrent Assets (including Goodwill)              179,295
 Liabilities Assumed                                 (26,751)
------------------------------------------------------------
 Cash Payment                                       $227,300
============================================================

The consolidated results of operations on a pro forma basis as if the operations had been acquired as of the beginning of 1998 were as follows:

                                                       (Thousands of dollars,
                                                   except per share amounts)
----------------------------------------------------------------------------
                                       Three Months Ended   Six Months Ended
                                            June 30, 1998      June 30, 1998
----------------------------------------------------------------------------
 Net Sales                                       $509,217           $953,960
 Income before Extraordinary Item and
  Cumulative Effect of Accounting Change         $ 69,151           $ 96,506
 Net Income                                      $ 37,397           $ 92,161
 Diluted Earnings Per Share:
 Income before Extraordinary Item and
  Cumulative Effect of Accounting Change            $0.43              $0.59
 Net Income                                         $0.23              $0.56
----------------------------------------------------------------------------

The estimated pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the acquisition been completed as of the above date, nor are they necessarily indicative of future results of operations.

Note 8 - New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, along with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" issued in July 1999, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that JM recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, JM cannot determine the effects, if any, adopting this statement will have on its financial condition, liquidity or results of operations.

Note 9 - Business Segment Information

JM reports separately the results of the Insulation, Roofing Systems and Engineered Products segments. The Insulation segment consists of JM's building, commercial/industrial and original equipment manufacturers ("OEM") insulation businesses. The Roofing Systems segment consists of JM's commercial/industrial roofing systems business. The Engineered Products segment consists of JM's mats and fibers, glass fabrics and air filtration businesses.

                                              (Thousands of dollars)
                                                       Three Months
                                                      Ended June 30,
-------------------------------------------------------------------
NET SALES                                      1999            1998
-------------------------------------------------------------------
Insulation                               $  203,020      $  173,226
Roofing Systems                             162,122         147,346
Engineered Products                         204,579         131,348
Eliminations                                (10,869)         (6,696)
-------------------------------------------------------------------
                                         $  558,852      $  445,224
===================================================================

INCOME FROM OPERATIONS
-------------------------------------------------------------------
Insulation                               $   44,538      $   23,181
Roofing Systems                              16,766          15,381
Engineered Products                          37,872          26,438
Corporate and Eliminations (Note 2)                          35,988
-------------------------------------------------------------------
                                         $   99,176      $  100,988
===================================================================

                                                         Six Months
                                                      Ended June 30,
-------------------------------------------------------------------
NET SALES                                      1999            1998
-------------------------------------------------------------------
Insulation                               $  396,002      $  337,605
Roofing Systems                             283,960         252,769
Engineered Products                         395,127         257,200
Eliminations                                (20,479)        (13,014)
-------------------------------------------------------------------
                                         $1,054,610      $  834,560
===================================================================

INCOME FROM OPERATIONS
-------------------------------------------------------------------
Insulation                               $   83,643      $   41,690
Roofing Systems                              21,472          19,748
Engineered Products                          59,068          48,692
Corporate and Eliminations (Note 2)                          35,988
-------------------------------------------------------------------
                                         $  164,183      $  146,118
===================================================================

                                            June 30,    December 31,
OPERATING ASSETS                               1999            1998
-------------------------------------------------------------------
Insulation                               $  522,029      $  512,428
Roofing Systems                             456,462         429,342
Engineered Products                         795,349         591,839
Corporate                                   (32,401)        (39,216)
-------------------------------------------------------------------
                                         $1,741,439      $1,494,393
===================================================================

Net sales included in Eliminations relate principally to intersegment sales from the Engineered Products segment to the Roofing Systems segment at prices approximating market. Operating assets primarily include amounts directly assignable to each segment. These include trade receivables totaling $307.4 million and $239.9 million at June 30, 1999 and December 31, 1998, respectively; inventory (at standard cost); goodwill; property, plant and equipment; and capitalized software. Capitalized software included in operating assets was $10.6 million at June 30, 1999, and $10 million at December 31, 1998. Corporate operating assets relate principally to the adjustment of business segment inventories to a LIFO basis.

Item 2.


                          JOHNS MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales in the second quarter of 1999 increased $113.7 million, or 25.5 percent, to $558.9 million from $445.2 million for the same period of 1998. Gross profit increased $42.1 million to $161.9 million from $119.8 million. The gross profit margin for the second quarter of 1999 increased to 29 percent compared with 26.9 percent for the same period of 1998 primarily due to an improved pricing environment in building insulation and contributions from acquisitions. Selling, general and administrative and research, development and engineering expenses, combined, increased $3.3 million, or 6.2 percent, to $56.6 million in 1999, in part due to acquisitions completed over the last year. However, these expenses were lower as a percentage of sales at 10.1 percent compared with 12 percent for 1998. Other expense, net, for 1999 was $6.1 million reflecting higher pension expenses and higher goodwill amortization. Other income for 1998 included proceeds of $36 million from the sale of JM's five percent net smelter royalty on certain metals produced by Stillwater Mining Company. Income from operations for the second quarter of 1999 was $99.2 million, up 52.6 percent, compared with $65 million for the second quarter of 1998, excluding the royalty gain.

Net sales in the first half of 1999 increased $220 million, or 26.4 percent, to $1,054.6 million from $834.6 million for the same period of 1998. Gross profit increased $82.1 million to $297.7 million from $215.6 million. The gross profit margin for the first half of 1999 increased to 28.2 percent from 25.8 percent for 1998. Selling, general and administrative and research, development and engineering expenses, combined, increased $16.3 million, or 15.7 percent, to $120.1 million in 1999, and were lower as a percentage of sales at 11.4 percent compared with 12.4 percent for 1998. Other expense, net, for 1999 was $13.4 million and includes higher pension expenses, goodwill amortization and expenses related to JM's exploration of strategic alternatives. Other income for 1998 was $34.4 million, including the royalty proceeds and settlement of escrowed funds related to a landfill site formerly used by JM. Income from operations for the first half of 1999 was $164.2 million, up 49 percent, compared with $110.1 million for 1998, excluding the royalty gain.

Insulation Segment

Net sales increased $29.8 million, or 17.2 percent, to $203 million for the second quarter of 1999 from $173.2 million in 1998. Income from operations increased 92 percent to $44.5 million for the second quarter of 1999 from $23.2 million in 1998. For the first half of 1999, net sales increased $58.4 million, or 17.3 percent, to $396 million from $337.6 million in 1998. For the same period, income from operations doubled to $83.6 million. Reflecting strength across JM's building insulation business, these increases are due largely to improved selling prices, along with volume growth, as this industry has continued to operate at full capacity in favorable North American residential construction markets. The selling price improvements, along with volume and productivity increases, also led to strong margins for both periods of 1999. Net sales and gross profits in commercial and industrial insulation for the three and six month periods of

1999 increased moderately compared with 1998 reflecting strength in OEM and fire protection insulation volumes.

Roofing Systems Segment

Net sales increased $14.8 million, or 10 percent, to $162.1 million for the second quarter of 1999 from $147.3 million for the second quarter of 1998. For the six months ended June 30, 1999, net sales increased $31.2 million, or 12.3 percent, to $284 million compared with $252.8 million for the same period of 1998. These increases were driven by incremental volume growth from a December 1998 acquisition, coupled with strong demand throughout the industry. Despite selling price pressures, volume-driven improvements for the 1999 periods led to a 9 percent operating income increase to $16.8 million for the second quarter and an 8.7 percent increase to $21.5 million for the first half of 1999.

Engineered Products Segment

Net sales increased $73.3 million, or 55.8 percent, to $204.6 million in the second quarter of 1999 compared with $131.3 million for 1998. Income from operations for the second quarter of 1999 increased $11.5 million, or 43.2 percent, to $37.9 million from $26.4 million for 1998. For the first half of 1999, net sales increased $137.9 million, or 53.6 percent, to $395.1 million from $257.2 million. Income from operations for the six month periods increased $10.4 million, or 21.3 percent, to $59.1 million for 1999 from $48.7 million in 1998. The incremental impacts of JM's January 1, 1999 acquisition of Hoechst's Spunbond/Monofilament North American and European operations, produced substantial increases in net sales, gross margin and operating income. The U.S. mats and fibers business experienced significantly higher sales for both 1999 periods on volume growth from increased demand in roofing mats, specialty mats and base fibers. Despite the volume gains, 1999 gross margins and operating incomes for this business were adversely impacted by costs associated with a scheduled furnace rebuild and an unfavorable product mix. Meanwhile, sales and operating income declined for European mats and fibers and fabrics businesses during 1999, reflecting continuing softness in European markets. Operating income declined significantly in the filtration business in the second quarter and first half of 1999 on lower volumes and selling prices related primarily to continuing competitive pressures and weakness in Asian markets.

Interest Expense, net

Interest expense, net of interest income, decreased $1.6 million, or 19.2 percent, to $6.7 million for the second quarter of 1999 compared with $8.3 million in 1998. Compared with the same period of 1998, interest expense, net, decreased $4.8 million, or 25.8 percent, to $13.8 million for the first six months of 1999. These reductions were primarily due to the repurchase of substantially all of JM's $400 million of 10.875 percent senior notes in May 1998 using revolving credit facilities with significantly lower interest rates. Strong 1999 cash flows also contributed to the lower interest expenses, net.

Income Taxes

JM's year-to-date effective tax rates were approximately 22 percent in 1999 and 29 percent in 1998. JM receives a tax deduction and a related reduction in its effective tax rate for all payments JM makes to the Manville Personal Injury Settlement Trust (the "Trust") and for all proceeds the Trust receives from sales of JM's common stock at the time such payments or proceeds are transferred to a special designated settlement fund of the Trust or paid to claimants. JM benefited from such stock sale proceeds and dividends during both years.

JM's income tax expense of $32.3 million for the first six months of 1999 at an annual effective tax rate of approximately 22 percent reflects benefits from July 1999 Trust stock sale proceeds. JM's first quarter 1999 income tax expense of $20.3 million at an effective rate of 35 percent did not include such benefits as Trust stock sale proceeds were not anticipated at that time. Consequently, income tax expense for the second quarter of 1999 was $12 million representing a 13 percent effective tax rate.

Under Section 468B of the U.S. Internal Revenue Code, JM is responsible for income taxes on the taxable income of the Trust's specific settlement fund at a tax rate of 15 percent. Any such taxes paid generate a tax deduction for JM. JM cannot predict the amount of any such future tax obligations. However, related liabilities could become material in certain situations including the Trust monetizing, and retaining the proceeds of, a significant portion of its investment in JM's common stock or the settlement of this obligation between JM and the Trust.

Extraordinary Loss on Early Extinguishment of Debt

On June 30, 1999, JM prepaid a bond payable to the Trust in the principal amount of $23.9 million, resulting in a loss on the early extinguishment of debt of $5.8 million ($0.04 per share), net of taxes of $3.6 million. The bond consisted of fixed payments totaling $75 million per year in 2013 and 2014 and had been discounted at 13 percent.

During the second quarter of 1998, JM repurchased substantially all of its $400 million of 10.875 percent senior notes due 2004. The repurchase, consisting of a tender offer for cash, resulted in an extraordinary loss on the early extinguishment of debt of $31.8 million ($0.20 per share), net of taxes of $18.1 million.

Cumulative Effect of Accounting Change

Effective January 1, 1998, JM changed its method of accounting for glass furnace rebuild costs to the capitalization method from the allowance method. The cumulative effect of this change in accounting principle increased 1998 earnings by $27.4 million ($0.17 per share), net of taxes of $17.9 million.

Net Income

Due to the factors discussed above, JM's net income for the second quarter of 1999 was $74.6 million, or $0.46 per diluted share, compared with net income for the second quarter of 1998 of $33.2 million, or $0.20 per diluted share. Year-to-date net income for 1999 was $112.3 million, or $0.69 per diluted share compared with net income for the same period of 1998 of $86.7 million, or $0.53 per diluted share.

Liquidity and Capital Resources

Johns Manville Corporation's agreements with its lenders contain financial and general covenants. These include, among other things, limitations on borrowings, investments and asset dispositions, and maintenance of various financial ratios. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by JM and its subsidiaries. At June 30, 1999, JM was in compliance with these covenants.

At June 30, 1999, JM had net working capital of $225.2 million, including cash and marketable securities totaling $35.1 million. Total cash and marketable securities located outside the U.S. and Canada were approximately $26.1 million. At December 31, 1998, cash and marketable securities totaled

$16.5 million. At June 30, 1999, JM had approximately $255 million available under its $750 million unsecured multicurrency revolving credit facilities. JM's international subsidiaries had additional borrowing and working capital facilities totaling approximately $16.5 million, of which $14.9 million was available at June 30, 1999.

Net operating activities provided $158.8 million of cash during the first six months of 1999, including the premium on the prepayment of the bond payable to the Trust. Net operating activities for the same period of 1998 provided $29.8 million, including the gain from the sale of the Stillwater mining royalty, partially offset by the premium on the prepayment of the 10.875 percent senior notes. Cash flows from operating activities are primarily influenced by selling prices, sales volume and working capital requirements. As discussed in "Results of Operations," JM benefited from selling price improvements, particularly in building insulation, and overall volume increases during the first half of 1999. Operating activities also included cash outlays to build working capital for the construction season, which typically peaks during the third quarter. Such cash usages were significantly lower in 1999 due to improved working capital management, along with lower inventory builds resulting from high levels of demand in building insulation and mats and fibers as these businesses operated at full capacity. JM expects 1999 operating results to benefit from continued strength in construction markets and housing starts, along with continuing integration of acquisitions. Meanwhile, slower economic activity in Europe and Asia may continue to adversely impact results in the Engineered Products segment.

Investing activities for the six months ended June 30, 1999 included $65 million for capital expenditures, principally to increase building insulation capacity and to complete a furnace rebuild for mats and fibers. Estimated 1999 capital expenditures total approximately $140 million excluding acquisitions, of which approximately $59 million relate to capacity expansion projects. As of June 30, 1999, outstanding purchase commitments for capital projects totaled $23.6 million. Investing activities for the first half of 1998 included the combined purchase prices for acquisitions of $55 million, net of cash acquired, and capital expenditures of $52.4 million.

Financing activities for the first half of 1999 consisted of repayments of debt totaling $66.1 million, including the prepayment of $23.9 million of the bond payable to the Trust discussed above. Also during 1999 JM borrowed, and subsequently repaid, $8.9 million under foreign facilities. In addition, JM paid dividends of $0.12 per common share totaling $19.1 million, and received $4.6 million during the first half of 1999 from the exercise of stock options previously granted to employees. JM's financing activities for the first half of 1998 reflected repayments of debt totaling $422 million and issuances of debt totaling $411.2 million, net, relating primarily to the second quarter repurchase of its 10.875 percent senior notes. Also in 1998, JM purchased 3.6 million shares of its common stock from the Trust at $13 per share, and recognized treasury stock, at cost, of $46.8 million and paid dividends of $0.08 per common share totaling $12.9 million.

On July 7, 1999, JM issued $200 million of unsecured senior notes in two tranches: $75 million at 7.71 percent due in 2006; and $125 million at 7.92 percent due in 2009. A portion of the proceeds were used to partially finance the July 1999 purchase of 12.2 million shares of JM's common stock from the Trust at

$13.675 per share, resulting in the third quarter recognition of treasury stock of $166.8 million. The remaining proceeds were used to repay existing indebtedness.

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

Pursuant to reimbursement agreements with JM's liability carriers and former owner of the phenolic roofing insulation business, JM is entitled to receive reimbursement for a substantial portion of future costs to be incurred by JM for inspection and remediation.

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

Environmental Contingencies

At June 30, 1999, JM had remediation activities in progress at four sites, out of a total of 15 such sites for which JM has identified environmental conditions requiring remediation. In addition, JM has been identified as a potentially responsible party at 15 sites JM did not own or operate under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 15 sites, JM's potential liability for 12 sites will be determined pursuant to the settlement agreement described in the following paragraph. Three of the sites may not be subject to the settlement agreement and, accordingly, JM could be jointly and severally liable for costs of remediating these sites. At one of the sites, only part of the liability will be determined by the settlement agreement with the rest of the liability being the subject of a U.S. Environmental Protection Agency ("EPA") de minimis settlement offer.

In 1994, the U.S. government and JM settled certain litigation concerning disposal activities prior to consummation of JM's plan of reorganization. The settlement agreement, which was made a court order, limits JM's future liability under both CERCLA and the Resource Conservation and Recovery Act ("RCRA") to 55 percent of its share of site-wide response costs and natural resources damages without regard to joint and several liability for disposals made by JM prior to consummation of its plan of reorganization. The agreement resolved JM's liability at certain historical sites and also covers CERCLA and RCRA liability for other disposal sites at which the EPA has incurred or may incur response costs and which were used by JM prior to the consummation of the plan of reorganization. The agreement provides that the amount JM will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year. The EPA and others from time to time commence cleanup activities at such sites, and in the future, the EPA and others may assert claims against JM with respect to such sites. JM believes that all such activities and claims, if any, will be subject to the agreement.

As a result of factors such as changes in federal and state regulations, the application and effectiveness of remedial actions, the difficulty in assessing the extent of environmental contamination, and the allocation of costs among potentially responsible parties, actual costs to be incurred for environmental cleanup may vary from previous estimates. Subject to the uncertainties inherent in evaluating environmental exposures, and based on information presently available, including JM's historical remediation experience, currently enacted environmental laws and regulations, and existing remediation technology, JM believes that if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on JM's financial condition, liquidity or results of operations.

Year 2000 Compliance

JM is engaged in a comprehensive project to modify its systems for year 2000 compliance. JM's approach to year 2000 compliance activities may be broken down into five general areas:

  .  inventory,
  .  analysis/planning,
  .  testing and repair/modification,
  .  certification, and
  .  contingency plans.

As of June 30, 1999, JM has completed substantially all of the inventory and analysis/planning phases of the project which involved obtaining systems inventories including:

  .  embedded technology,
  . performing on-site audits at operating locations, . contacting vendors to obtain compliant releases of hardware and software, . establishing project plans, and
  .  associated implementation schedules.

Testing and repair/modification work and surveys of major suppliers to determine their level of compliance began during the second quarter of 1998 and were substantially completed during the second quarter of 1999. Certifications began during the fourth quarter of 1998, and were substantially completed by the second quarter of 1999. Business continuity and contingency plans, including among other things manual equipment operations and scheduling, are currently being developed to address high risk areas as they are identified with contingency plans in place by the end of 1999. To date, the phases of the project currently underway have progressed substantially as planned. Failure by JM or its vendors and customers to achieve year 2000 compliance could result in a disruption of operations possibly impacting our ability to:

  .  obtain raw materials,
  .  produce products, or
  .  collect revenues.

However, JM believes that its compliance efforts will be successful and that significant disruptions of operations are unlikely to develop. JM has spent approximately $3 million through June 30, 1999 on year 2000 projects and activities. Total costs for year 2000 related projects and activities, expected to be completed in 1999, are currently estimated to be in the $4 to $5 million range. However, if additional costs are incurred in excess of the above estimates, such costs are not expected to have a material adverse effect on JM's financial condition, liquidity, or results of operations. All expenditures will be funded through operations and will directly impact the reported level of future income. The above discussion regarding costs, risks and estimated completion dates for year 2000 compliance activities is based on estimates given information that is currently available, and is subject to change.

Introduction of the Euro

On January 1, 1999, eleven countries of the European Union established a new single European currency (the "Euro"). The Euro will become a currency in its own right and will completely replace the currencies of the participating countries by 2002. This conversion may affect, among other things, cross-border competition among member countries, product pricing, exchange rate risk and derivatives exposure, and information technology and systems. JM's European businesses, primarily in the Engineered Products segment, accounted for approximately 20 percent of total sales for the first half of 1999. JM is addressing issues related to the conversion and, at this time, is not expecting material adverse effects on its financial condition, liquidity, or results of operations.

Acquisition

On January 1, 1999, JM completed the acquisition of Hoechst's Spunbond/Monofilament operations. This acquisition expands existing product lines of the Engineered Products segment in North America and Europe. The cash payment for this acquisition, accounted for under the purchase method, was $227.3 million subject to certain post-closing adjustments including finalizations of the value of working capital acquired and ownership transfer of a plant located in China. The acquisition was financed with borrowings from credit facilities. The acquisition borrowings, drawn during December 1998, were shown as the acquisition deposit on the balance sheet at December 31, 1998. The preliminary allocation of the cash payment is reflected in the June 30, 1999 balance sheet and will be finalized during 1999 upon completion of asset valuations and determination of preacquisition contingencies and finalization of restructuring decisions.

Johns Manville Corporation believes that its current cash position, funds available under credit facilities, and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, JM may need to access capital markets to pay the principal of its credit facilities, or in connection with share repurchases or possible significant acquisitions.

Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of JM contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning:

  . expected continued benefits from the integration of acquisitions, . effect on 1999 operating results from strength in construction markets and housing starts,
  .  possible earnings decline from the economic slow down in Europe and
      Asia in the Engineered Products segment, . expectations concerning levels of capital spending, . expectations as to contingencies related to taxes, phenolic roofing insulation and environmental liabilities,
  . estimates on the ability of JM and its vendors and customers to replace, modify or upgrade computer systems in ways that adequately address the year 2000 issue,
  . expectations regarding the Euro conversion and . the ability to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs constitute such forward-looking statements.  See "Liquidity and Capital
Resources."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     On April 23, 1999, the Company's Annual Meeting of Stockholders was held in Denver, Colorado and the following items were voted upon and approved by the stockholders.

     1.  The following Directors were elected by the stockholders:

          NAME                           FOR         VOTE WITHHELD
          ----                           ---         -------------
          Leo Benatar                155,705,365        100,612
          Ernest H. Drew             155,708,350         97,627
          Robert A. Falise           155,385,821        420,156
          Todd Goodwin               155,711,575         94,402
          Michael N. Hammes          155,716,249         89,728
          Kathryn Rudie Harrigan     155,708,728         97,249
          Charles L. Henry           155,702,727        103,250
          Louis Klein, Jr.           155,384,130        421,847
          Christian E. Markey, Jr.   155,709,343         96,634
          William E. Mayer           155,714,471         91,506

     2. Approval of the appointment of the firm of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 1999.

          For:           155,707,151    Against:           57,810
          Abstain:            41,016    Broker Non-Vote:      -0-

ITEM 5.   OTHER INFORMATION.
          ------------------

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

     (a)  Exhibits.
          --------

          Exhibit 4.1, Johns Manville International, Inc. and Johns Manville Corporation Note Purchase Agreement of $200,000,000 Series A Senior Notes, dated July 7, 1999.

          Exhibit 10.1, Share Purchase and Bond Discharge Agreement between Johns Manville Corporation and Manville Personal Injury Settlement Trust dated June 7, 1999.

          Exhibit 27.1, Financial Data Schedule.

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



                                          JOHNS MANVILLE CORPORATION
                                          --------------------------
                                                 (Registrant)



Date:  August 16, 1999                    By:  /s/ D. D. Persson
                                               ----------------------------
                                               D. D. Persson
                                               Vice President, Assistant
                                               General Counsel and Secretary



Date:  August 16, 1999                    By:  /s/ J. P. Murphy
                                               ----------------------------
                                               J. P. Murphy
                                               Senior Vice President and
                                               Chief Financial Officer