Form 10-Q
period 1999-09-30
JOHNS MANVILLE CORP /NEW/
filed 1999-11-15
CIK 355473

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ------------

         Commission file number 1-8247

                          JOHNS MANVILLE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                               84-0856796
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                717 17th Street
                            Denver, Colorado  80202
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

Yes [X]    No [_]

     At November 8, 1999, there were 147,283,158 shares of the registrant's common stock outstanding.

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

                          JOHNS MANVILLE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of dollars)
                                  (Unaudited)

                                               September 30,   December 31,
ASSETS                                                  1999           1998
---------------------------------------------------------------------------
Current Assets
 Cash and equivalents                             $   24,475     $   12,350
 Marketable securities, at cost,
  which approximates market                            4,656          4,168
 Receivables                                         324,020        264,407
 Inventories                                         138,950        131,709
 Prepaid expenses                                     12,995         12,560
 Deferred tax assets                                  39,258         36,648
                                                  -------------------------
   Total Current Assets                              544,354        461,842

Property, Plant and Equipment,
 net of accumulated depreciation
 of $710,323 and $691,335, respectively            1,009,420        864,158
Deferred Tax Assets                                  147,531        164,024
Goodwill, net of accumulated amortization
 of $38,974 and $27,166, respectively                296,070        248,692
Acquisition Deposit (Note 7)                                        227,300
Other Assets                                         238,237        241,169
                                                  -------------------------
                                                  $2,235,612     $2,207,185
                                                  =========================


LIABILITIES
---------------------------------------------------------------------------
Current Liabilities
 Short-term debt                                  $    3,485     $    4,641
 Accounts payable                                    153,734        128,688
 Compensation and employee benefits                  108,929         99,320
 Income taxes                                         10,563         16,539
 Other accrued liabilities                            94,535         68,781
                                                  -------------------------
  Total Current Liabilities                          371,246        317,969

Long-Term Debt, less current portion                 557,960        587,276
Postretirement Benefits Other Than Pensions          185,010        186,949
Deferred Income Taxes and Other
 Noncurrent Liabilities                              321,242        324,883
                                                  -------------------------
                                                   1,435,458      1,417,077
                                                  -------------------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------
Common Stock                                           1,643          1,638
Capital in Excess of Par Value                       550,264        544,667
Treasury Stock, at cost                             (229,851)       (63,067)
Unearned Stock Compensation                           (2,997)        (4,836)
Retained Earnings                                    472,167        314,605
Accumulated Other Comprehensive Income                 8,928         (2,899)
                                                  -------------------------
                                                     800,154        790,108
                                                  -------------------------
                                                  $2,235,612     $2,207,185
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (Thousands of dollars, except per share amounts)
                                  (Unaudited)


                                                  Three Months                Nine Months
                                           Ended September 30,        Ended September 30,
                                       --------------------------------------------------
                                           1999           1998         1999          1998
-----------------------------------------------------------------------------------------
Net Sales                              $569,331       $488,232   $1,623,941    $1,322,792
Cost of Sales                           403,708        358,068    1,160,590       977,032
Selling, General and Administrative      49,053         45,526      149,065       133,468
Research, Development
 and Engineering                          9,858          8,080       29,945        23,977
Other Income (Expense), net
 (Note 2)                                (8,176)        (4,197)     (21,622)       30,164
                                       --------------------------------------------------
Income from Operations                   98,536         72,361      262,719       218,479
Interest Income                             707            869        1,871         4,321
Interest Expense                          9,071          6,893       23,986        28,870
                                       --------------------------------------------------
Income before Income Taxes,
 Extraordinary Item and Cumulative
 Effect of Accounting Change             90,172         66,337      240,604       193,930
Income Tax Expense (Note 3)              16,981         15,666       49,324        52,261
                                       --------------------------------------------------
Income before Extraordinary Item
 and Cumulative Effect of
 Accounting Change                       73,191         50,671      191,280       141,669
Extraordinary Loss on Early
 Extinguishment of Debt,
 net of tax (Note 4)                                                 (5,758)      (31,754)
Cumulative Effect of a Change in
 Accounting for Furnace Rebuilds,
 net of tax (Note 5)                                                               27,409
                                       --------------------------------------------------
Net Income                             $ 73,191       $ 50,671   $  185,522    $  137,324
=========================================================================================

Comprehensive Income                   $ 72,912       $ 41,412   $  197,349    $  128,564
                                       ==================================================

EARNINGS PER COMMON SHARE
-----------------------------------------------------------------------------------------
Basic:
Income before Extraordinary Item
 and Cumulative Effect of
 Accounting Change                     $    .49       $    .32   $     1.22    $      .88
Extraordinary Loss on Early
 Extinguishment of Debt,
 net of tax (Note 4)                                                   (.04)         (.19)
Cumulative Effect of a Change in
 Accounting for Furnace Rebuilds,
 net of tax (Note 5)                                                                  .17
                                       --------------------------------------------------
Net Income                             $    .49       $    .32   $     1.18    $      .86
=========================================================================================
Diluted:
Income before Extraordinary Item
 and Cumulative Effect of
 Accounting Change                     $    .49       $    .31   $     1.21    $      .87
Extraordinary Loss on Early
 Extinguishment of Debt,
 net of tax (Note 4)                                                   (.04)         (.19)
Cumulative Effect of a Change in
 Accounting for Furnace Rebuilds,
 net of tax (Note 5)                                                                  .17
                                       --------------------------------------------------
Net Income                             $    .49       $    .31   $     1.17    $      .85
=========================================================================================

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)


                                                               Nine Months
                                                       Ended September 30,
                                                   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                   1999          1998
--------------------------------------------------------------------------
Net income                                         $ 185,522     $ 137,324
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                      85,714        69,726
   Deferred taxes                                     22,803         9,542
   Pension and postretirement benefits, net           14,777           202
   Cumulative effect of accounting change                          (27,409)
   Other, net                                          9,950        12,459
(Increase) decrease in current assets:
 Receivables                                         (18,683)      (69,921)
 Inventories                                          20,953         5,230
 Prepaid expenses                                        243        (1,682)
Increase (decrease) in current liabilities:
 Accounts payable                                     16,345         9,597
 Compensation and employee benefits                    6,643         9,135
 Income taxes                                         (5,850)       11,902
 Other accrued liabilities                           (12,597)      (13,079)
Change in other noncurrent liabilities                (9,066)      (31,644)
                                                   -----------------------
Net cash provided by operating activities            316,754       121,382
                                                   -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------------------------------
Purchases of property, plant and equipment           (92,794)      (73,554)
Acquisitions                                          (2,727)      (55,037)
Proceeds from sales of assets                             26         6,703
Purchases of held-to-maturity securities              (1,514)       (3,324)
Purchases of available-for-sale securities            (4,561)
Proceeds from maturities of held-to-maturity
 securities                                            4,185        15,024
Proceeds from sales or maturities of
 available-for-sale securities                         5,160        25,454
Increase in other assets                              (5,458)       (4,050)
                                                   -----------------------
Net cash used in investing activities                (97,683)      (88,784)
                                                   -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------------------------------
Issuances of debt                                    210,693       411,768
Payments on debt                                    (227,589)     (481,415)
Dividends on common stock                            (28,645)      (19,261)
Treasury and other stock transactions               (162,143)      (42,097)
                                                   -----------------------
Net cash used in financing activities               (207,684)     (131,005)
                                                   -----------------------

Effect of Exchange Rate Changes on Cash                  738          (246)
                                                   -----------------------
Net Increase (Decrease) in Cash and Equivalents       12,125       (98,653)
Cash and Equivalents at Beginning of Period           12,350       132,137
                                                   -----------------------
Cash and Equivalents at End of Period              $  24,475     $  33,484
==========================================================================

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The condensed consolidated financial statements of Johns Manville Corporation as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. JM has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding JM's accounting policies, operations and financial position is contained or incorporated in JM's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                   (Thousands of dollars)
                              September 30,  December 31,
                                       1999          1998
                              ---------------------------
Finished goods                     $ 86,223      $ 84,393
Raw materials and supplies           40,916        33,371
Work-in-process                      11,811        13,945
                              ---------------------------
                                   $138,950      $131,709
                              ===========================

Note 2 - Other Income (Expense), net

In the second quarter of 1998, JM sold its five percent net smelter royalty on certain metals produced by the Stillwater Mining Company for cash resulting in other income of $36 million.

Note 3 - Income Taxes

JM's year-to-date effective tax rates were approximately 21 percent in 1999 and 27 percent in 1998. JM receives a tax deduction and a related reduction in its effective tax rate for all payments JM makes to the Manville Personal Injury Settlement Trust (the "Trust") and for all proceeds the Trust receives from sales of JM's common stock at the time such payments or proceeds are transferred to a special designated settlement fund of the Trust or paid to claimants. JM benefited from such stock sale proceeds and dividends during both years.

Note 4 - Debt

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

In order to fix a portion of JM's variable interest rate debt and reduce the aggregate risk to movements in interest rates, JM has interest rate swaps with notional values totaling approximately $104 million. At September 30, 1999, the fair market value of these instruments reflected unrecognized losses of approximately $1.5 million.

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

Note 6 - Earnings Per Common Share and Equity

Basic and diluted earnings per common share amounts were determined using the reported net income and the following common equivalent shares:

                        Third Quarter               First Nine Months
                  1999           1998         1999               1998
-------------------------------------  ------------------------------
Basic      149,014,000    159,158,000  156,361,000        160,267,000
Diluted    150,219,000    161,346,000  157,959,000        162,201,000

The difference between the basic and diluted weighted average shares outstanding is due to stock options and deferred stock rights. JM paid regular quarterly dividends of $0.06 per common share totaling $9.5 million, and $0.18 per common share totaling $28.6 million, in the third quarter and first nine months of 1999, respectively. JM paid regular quarterly dividends of $0.04 per common share totaling $6.3 million, and $0.12 per common share totaling $19.3 million, for the third quarter and first nine months of 1998, respectively.

In July 1999, JM purchased 12.2 million shares of its common stock from the Trust at $13.675 per share. Accordingly, treasury stock, at cost, of $166.8 million was recorded in the third quarter of 1999. In the second quarter of 1998, JM purchased 3.6 million shares of its common stock from the Trust at $13 per share and recorded treasury stock, at cost, of $46.8 million.

Note 7 - Acquisitions

Engineered Products Segment

On January 1, 1999, JM completed the acquisition of Hoechst's Spunbond/Monofilament operations. This acquisition expands existing product lines of JM's Engineered Products segment in North America and Europe. The cash payment for this acquisition, accounted for under the purchase method, was $227.3 million, subject to certain post-closing adjustments including finalizations of the value of working capital acquired and ownership transfer of a plant located in China. The acquisition was financed with borrowings from JM's credit facilities. The acquisition borrowings, drawn during 1998, were shown as the acquisition deposit on JM's December 31, 1998 balance sheet. The allocation of the purchase price will be finalized upon completion of asset valuations, determination of preacquisition and purchase price contingencies, and finalization of restructuring decisions. Based on preliminary estimates, JM's September 30, 1999 balance sheet reflects the following allocation of the $227.3 million cash payment:

                                           (Thousands of dollars)
-----------------------------------------------------------------
Current Assets                                           $ 74,756
Noncurrent Assets (including Goodwill)                    179,295
Liabilities Assumed                                       (26,751)
-----------------------------------------------------------------
Cash Payment                                             $227,300
=================================================================

The consolidated results of operations on a pro forma basis as if the operations had been acquired as of the beginning of 1998 were as follows:

                                                                       (Thousands of dollars,
                                                                    except per share amounts)
---------------------------------------------------------------------------------------------
                                                   Three Months Ended       Nine Months Ended
                                                   September 30, 1998      September 30, 1998
---------------------------------------------------------------------------------------------
 Net Sales                                                   $550,630              $1,504,590
 Income before Extraordinary Item and
  Cumulative Effect of Accounting Change                     $ 55,695              $  152,202
 Net Income                                                  $ 55,695              $  147,857
 Diluted Earnings Per Share:
 Income before Extraordinary Item and
  Cumulative Effect of Accounting Change                     $   0.34              $     0.94
 Net Income                                                  $   0.34              $     0.92
---------------------------------------------------------------------------------------------

The estimated pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the acquisition been completed as of the above date, nor are they necessarily indicative of future results of operations.

Effective November 1, 1999, the ownership of the plant located in China was transferred to JM without additional cash purchase price. During the fourth quarter, the allocated purchase price will be adjusted for the estimated fair values of the assets acquired and liabilities assumed related to this plant.

Roofing Systems Segment

On September 2, 1999, JM acquired certain polyiso roofing insulation and sheathing foam business operations from Apache Products Company. In connection with this acquisition, JM assumed, and subsequently repaid, $12.5 million of debt. This acquisition complements existing JM product lines and is accounted for under the purchase method.

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

                                              (Thousands of dollars)
                                                       Three Months
                                                Ended September 30,
-------------------------------------------------------------------
NET SALES                                       1999           1998
-------------------------------------------------------------------
Insulation                                $  214,078     $  194,967
Roofing Systems                              167,881        166,123
Engineered Products                          199,537        135,458
Eliminations                                 (12,165)        (8,316)
-------------------------------------------------------------------
                                          $  569,331     $  488,232
===================================================================

INCOME FROM OPERATIONS
-------------------------------------------------------------------
Insulation                                $   52,172     $   36,405
Roofing Systems                               14,823         18,974
Engineered Products                           31,541         16,982
-------------------------------------------------------------------
                                          $   98,536     $   72,361
===================================================================

                                                        Nine Months
                                                Ended September 30,
-------------------------------------------------------------------
NET SALES                                       1999           1998
-------------------------------------------------------------------
Insulation                                $  610,080     $  532,572
Roofing Systems                              451,841        418,892
Engineered Products                          594,664        392,658
Eliminations                                 (32,644)       (21,330)
-------------------------------------------------------------------
                                          $1,623,941     $1,322,792
===================================================================

INCOME FROM OPERATIONS
-------------------------------------------------------------------
Insulation                                $  135,815     $   78,095
Roofing Systems                               36,295         38,722
Engineered Products                           90,609         65,674
Corporate and Eliminations (Note 2)                          35,988
-------------------------------------------------------------------
                                          $  262,719     $  218,479
===================================================================

                                       September 30,   December 31,
OPERATING ASSETS                                1999           1998
-------------------------------------------------------------------
Insulation                                $  529,570     $  512,428
Roofing Systems                              471,404        429,342
Engineered Products                          781,118        591,839
Corporate                                    (33,723)       (39,216)
-------------------------------------------------------------------
                                          $1,748,369     $1,494,393
===================================================================

Net sales included in Eliminations relate principally to intersegment sales from the Engineered Products segment to the Roofing Systems segment at prices approximating market. Operating assets primarily include amounts directly assignable to each segment. These include trade receivables totaling $294.1 million and $239.9 million at September 30, 1999 and December 31, 1998, respectively; inventory (at standard cost); goodwill; property, plant and equipment; and capitalized software. Capitalized software included in operating assets was $9.9 million at September 30, 1999, and $10 million at December 31, 1998. Corporate operating assets relate principally to the adjustment of business segment inventories to a LIFO basis.

Item 2.

                          JOHNS MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales in the third quarter of 1999 increased $81.1 million, or 16.6 percent, to $569.3 million from $488.2 million for the same period of 1998. Gross profit increased $35.4 million to $165.6 million from $130.2 million. The gross profit margin for the third quarter of 1999 increased to 29.1 percent compared with
26.7 percent for the same period of 1998 primarily due to an improved pricing environment in building insulation and contributions from acquisitions.
Selling, general and administrative and research, development and engineering expenses, combined, increased $5.3 million in 1999, in part due to acquisitions completed over the last year. However, these expenses were lower as a percentage of sales at 10.3 percent compared with 11 percent for 1998. Other expense, net, for 1999 was $8.2 million, compared with $4.2 million in 1998, reflecting higher pension expenses and goodwill amortization. Income from operations for the third quarter of 1999 was $98.5 million, up 36.2 percent, compared with $72.4 million for the third quarter of 1998.

Net sales in the first nine months of 1999 increased $301.1 million, or 22.8 percent, to $1,623.9 million from $1,322.8 million for the same period of 1998. Gross profit increased $117.6 million to $463.4 million from $345.8 million. The gross profit margin for the first nine months of 1999 increased to 28.5 percent from 26.1 percent for 1998 due primarily to an improved pricing environment in building insulation and contributions from acquisitions. Selling, general and administrative and research, development and engineering expenses, combined, increased $21.6 million in 1999, in part due to acquisitions completed over the last year. These expenses were lower as a percentage of sales at 11 percent compared with 11.9 percent for 1998. Other expense, net, for 1999 was $21.6 million and includes higher pension expenses, higher goodwill amortization and expenses related to JM's exploration of strategic alternatives. Other income for 1998 was $30.2 million, reflecting the proceeds of $36 million from a mining royalty sale and the settlement of escrowed funds related to a landfill site formerly used by JM. Income from operations for the first nine months of 1999 was $262.7 million, up 44 percent, compared with $182.5 million for 1998, excluding the royalty gain.

Insulation Segment

Net sales increased $19.1 million, or 9.8 percent, to $214.1 million for the third quarter of 1999 from $195 million in 1998. Income from operations increased 43.3 percent to $52.2 million for the third quarter of 1999 from $36.4 million in 1998. For the first nine months of 1999, net sales increased $77.5 million, or 14.6 percent, to $610.1 million from $532.6 million in 1998. For the same period, income from operations increased $57.7 million, or 73.9 percent, to $135.8 million. Reflecting strength across JM's building insulation business, these increases are due largely to improved selling prices, along with year-to-date volume growth, as JM has continued to operate at full capacity due to favorable North American residential and commercial construction markets. The selling price improvements, along with volume and productivity increases, also led to strong 1999 margins. In commercial and industrial insulation, higher gross profits on moderate net sales increases for the three and nine month periods of 1999 compared with 1998 reflected volume growth and higher selling prices in mechanical and OEM.

Roofing Systems Segment

Net sales increased slightly to $167.9 million for the third quarter of 1999 from $166.1 million for the third quarter of 1998. Income from operations in the third quarter of 1999 was $14.8 million, a 21.9 percent decline from $19 million in the comparable period of 1998. Continued pricing pressures in membranes and polyiso foam insulation and softer-than-expected demand negatively impacted this segment during the quarter. For the nine months ended September 30, 1999, net sales increased $32.9 million, or 7.9 percent, to $451.8 million compared with $418.9 million for the same period of 1998, driven primarily by incremental volume growth from a December 1998 acquisition. Income from operations for the first nine months of 1999 was $36.3 million, a 6.3 percent decline compared with $38.7 million last year as pricing pressures and demand declines offset acquisition-related sales volume increases.

Engineered Products Segment

Net sales increased $64 million, or 47.3 percent, to $199.5 million in the third quarter of 1999 compared with $135.5 million for 1998. Income from operations for the third quarter of 1999 increased $14.5 million, or 85.7 percent, to $31.5 million from $17 million for 1998. For the first nine months of 1999, net sales increased $202 million, or 51.4 percent, to $594.7 million from $392.7 million. Income from operations for the nine month periods increased $24.9 million, or 38 percent, to $90.6 million for 1999 from $65.7 million in 1998. The incremental impacts of JM's January 1, 1999 acquisition of Hoechst's Spunbond/Monofilament North American and European operations produced substantial increases in net sales and operating income. The U.S. mats and fibers business experienced significantly higher sales for both 1999 periods on volume growth from increased demand in roofing mats, specialty mats and base fibers. While the higher volumes drove the third quarter increase for this business, results for the nine months ended September 30, 1999 continued to be adversely impacted by costs associated with a scheduled furnace rebuild which was completed in the first quarter. Meanwhile, sales and operating income declined for European mats and fibers and fabrics businesses during 1999, reflecting continued softness in Europe. While operating income improved in the filtration business in the third quarter on higher volume for microfibers and increased clean room build activity, year-to-date results were negatively impacted by competitive pressures and weakness in European and Asian markets.

Interest Expense, net

Interest expense, net of interest income, increased $2.4 million, or 38.8 percent, to $8.4 million for the third quarter of 1999 compared with $6 million in 1998. Increased borrowings used to finance the July 1999 repurchase of common shares and repay existing indebtedness led to the higher quarterly interest expense, net. For the first nine months of 1999 interest expense, net, decreased $2.4 million, or 9.9 percent, to $22.1 million. Along with strong 1999 operating cash flows, interest expenses, net were reduced by the repurchase of substantially all of JM's $400 million of 10.875 percent senior notes in May 1998 using revolving credit facilities with significantly lower interest rates.

Income Taxes

JM's year-to-date effective tax rates were approximately 21 percent in 1999 and 27 percent in 1998. JM receives a tax deduction and a related reduction in its effective tax rate for all payments JM makes to the Trust and for all proceeds the Trust receives from sales of JM's common stock at the time such payments or proceeds are transferred to a special designated settlement fund of the Trust or paid to claimants. JM benefited from such stock sale proceeds and dividends during both years.

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

During the second quarter of 1998, JM repurchased substantially all of its $400 million of 10.875 percent senior notes due 2004. The repurchase resulted in an extraordinary loss on the early extinguishment of debt of $31.8 million ($0.19 per share), net of taxes of $18.1 million.

Cumulative Effect of Accounting Change

Effective January 1, 1998, JM changed its method of accounting for glass furnace rebuild costs to the capitalization method from the allowance method. The cumulative effect of this change in accounting principle increased 1998 earnings by $27.4 million ($0.17 per share), net of taxes of $17.9 million.

Net Income

Due to the factors discussed above, JM's net income for the third quarter of 1999 was $73.2 million, or $0.49 per diluted share, compared with net income for the third quarter of 1998 of $50.7 million, or $0.31 per diluted share. Year-to-date net income for 1999 was $185.5 million, or $1.17 per diluted share compared with net income for the same period of 1998 of $137.3 million, or $0.85 per diluted share.

Liquidity and Capital Resources

Johns Manville Corporation's agreements with its lenders contain financial and general covenants. These include, among other things, limitations on borrowings, investments and asset dispositions, and maintenance of various financial ratios. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by JM and its subsidiaries. At September 30, 1999, JM was in compliance with these covenants.

At September 30, 1999, JM had net working capital of $173.1 million, including cash and marketable securities totaling $29.1 million. Total cash and marketable securities located outside the U.S. and Canada were approximately $22.6 million. At September 30, 1999, JM had approximately $395 million available under its $750 million unsecured multicurrency revolving credit facilities. JM's international subsidiaries had additional borrowing and working capital facilities totaling approximately $17.7 million, of which $14.8 million was available at September 30, 1999.

Net operating activities provided $316.8 million of cash during the first nine months of 1999, which includes the premium on the prepayment of the bond payable to the Trust. Net operating activities for the same period of 1998 provided $121.4 million, including the gain from the sale of the Stillwater mining royalty, partially offset by the premium on the prepayment of the 10.875 percent senior notes. Cash flows from operating activities are primarily influenced by selling prices, sales volume and working capital requirements. As discussed in "Results of Operations," JM benefited from selling price improvements in building insulation, contributions from acquisitions and volume increases during the first nine months of 1999. Cash usages were also significantly lower in 1999 due to improved working capital management, along with lower inventory builds resulting from high levels of demand in building insulation and mats and fibers as these businesses operated at full capacity.

Investing activities for the nine months ended September 30, 1999 included $92.8 million for capital expenditures, principally to increase building insulation capacity and to complete a furnace rebuild for mats and fibers. Estimated 1999 capital expenditures total approximately $135 million excluding acquisitions, of which approximately $50 million relate to capacity expansion projects. During the third quarter of 1999, JM began construction on a new two module fiber glass insulation line to expand production capacity at its Winder, Georgia facility. JM anticipates that the line will become operational during the third quarter of 2000 and is expected to help meet forecasted demand for building and commercial/industrial insulation products, particularly in the southeastern part of the United States. As of September 30, 1999, outstanding purchase commitments for capital projects totaled $43.4 million. Investing activities in 1999 also included the acquisition of certain polyiso roofing insulation and sheathing foam business operations from Apache Products Company. Investing activities for the first nine months of 1998 included the combined purchase prices for acquisitions of $55 million, net of cash acquired, and capital expenditures of $73.6 million.

Financing activities for the first nine months of 1999 included the July issuance of $200 million of unsecured senior notes in two tranches: $75 million at 7.71 percent due in 2006; and $125 million at 7.92 percent due in 2009. A portion of the proceeds were used to finance the purchase of 12.2 million shares of JM's common stock from the Trust at $13.675 per share, resulting in the recognition of treasury stock of $166.8 million. The remaining proceeds were used to repay existing indebtedness. Total repayments of debt were $227.6 million, including the prepayment of $23.9 million of the bond payable to the Trust discussed above and $12.5 million of debt assumed in connection with the Apache Products Company acquisition. Also during 1999 JM borrowed, and subsequently repaid, $11 million under foreign facilities. In addition, JM paid dividends of $0.18 per common share totaling $28.6 million, and received $4.6 million during the first nine months of 1999 from the exercise of stock options previously granted to employees. JM's financing activities for the first nine months of 1998 reflected repayments of debt totaling $481.4 million and issuances of debt totaling $411.8 million, net, relating primarily to the repurchase of its 10.875 percent senior notes. Also in 1998, JM purchased 3.6 million shares of its common stock from the Trust at $13 per share, and recognized treasury stock, at cost, of $46.8 million and paid dividends of $0.12 per common share totaling $19.3 million.

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

Environmental Contingencies

At September 30, 1999, JM had remediation activities in progress at four sites, out of a total of 15 such sites for which JM has identified environmental conditions requiring remediation. In addition, JM has been identified as a potentially responsible party at 15 sites JM did not own or operate under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 15 sites, JM's potential liability for 12 sites will be determined pursuant to the settlement agreement described in the following paragraph. Three of the sites may not be subject to the settlement agreement and, accordingly, JM could be jointly and severally liable for costs of remediating these sites.

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

As of September 30, 1999, JM has completed substantially all of the project including:
     .    embedded technology,
     .    performing on-site audits at operating locations,
     .    contacting vendors to obtain compliant releases of hardware and software,
     .    establishing project plans, and
     .    associated implementation schedules.

Testing and repair/modification work and surveys of major suppliers to determine their level of compliance began during the second quarter of 1998 and were substantially completed during the second quarter of 1999. Certifications began during the fourth quarter of 1998, and were substantially completed by the second quarter of 1999. Business continuity and contingency plans, including among other things manual equipment operations and scheduling, were substantially completed by the third quarter of 1999. To date, the phases of the project currently underway have progressed substantially as planned. Failure by JM or its vendors and customers to achieve year 2000 compliance could result in a disruption of operations possibly impacting our ability to:
     .    obtain raw materials,
     .    produce products, or
     .    collect revenues.

However, JM believes that its compliance efforts will be successful and that significant disruptions of operations are unlikely to develop. JM has spent approximately $3 million through September 30, 1999 on year 2000 projects and activities. Total costs for year 2000 related projects and activities, expected to be completed in 1999, are currently estimated to be approximately $3.5 million. However, if additional costs are incurred in excess of the above estimates, such costs are not expected to have a material adverse effect on JM's financial condition, liquidity, or results of operations. All expenditures will be funded through operations and will directly impact the reported level of future income. The above discussion regarding costs, risks and estimated completion dates for year 2000 compliance activities is based on estimates given information that is currently available, and is subject to change.

Introduction of the Euro

On January 1, 1999, eleven countries of the European Union established a new single European currency (the "Euro"). The Euro will become a currency in its own right and will completely replace the currencies of the participating countries by 2002. This conversion may affect, among other things, cross-border competition among member countries, product pricing, exchange rate risk and derivatives exposure, and information technology and systems. JM's European businesses, primarily in the Engineered Products segment, accounted for approximately 16 percent of total sales for the first nine months of 1999. JM is addressing issues related to the conversion and, at this time, is not expecting material adverse effects on its financial condition, liquidity, or results of operations.

Acquisitions

On January 1, 1999, JM completed the acquisition of Hoechst's Spunbond/Monofilament operations. This acquisition expands existing product lines of the Engineered Products segment in North America and Europe. The cash payment for this acquisition, accounted for under the purchase method, was $227.3 million subject to certain post-closing adjustments including finalizations of the value of working capital acquired. The acquisition was financed with borrowings from credit facilities. The acquisition borrowings, drawn during December 1998, were shown as the acquisition deposit on the balance sheet at December 31, 1998. The preliminary allocation of the cash payment is reflected in the September 30, 1999 balance sheet and will be finalized upon completion of asset valuations, determination of preacquisition and purchase price contingencies, and finalization of restructuring decisions.



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

Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of JM contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning:

     .    expectations concerning levels of capital spending,
     .    expectations of the ability of the capacity expansion at JM's Winder,

          Georgia facility to help meet forecasted demand for building and commercial/industrial products, particularly in the southeastern part of the United States,
     . expectations as to contingencies related to taxes, phenolic roofing insulation and environmental liabilities,
     . estimates on the ability of JM and its vendors and customers to replace, modify or upgrade computer systems in ways that adequately address the year 2000 issue,
     .    expectations regarding the Euro conversion and
     . the ability to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs constitute such forward-looking statements.  See "Liquidity and Capital
Resources."

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

Factors that could affect JM's capital spending and capital expansion activities, ability to satisfy debt service requirements, ongoing capital expansion program and other ongoing operating costs, include, without limitation, the general factors noted above, the level of cash flow generated by JM and the ability of JM to otherwise fund such commitments, which in turn could be affected by general U.S. and international economic conditions as well as financial market conditions. In addition, JM's expansion activities could be affected by risks inherent in large capital projects.

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

         Exhibit 27, Financial Data Schedule.

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



                              JOHNS MANVILLE CORPORATION
                              --------------------------
                                    (Registrant)



Date:  November 15, 1999      By: /s/          D. D. Persson
                                 -------------------------------------------
                                               D. D. Persson
                                               Vice President, Assistant
                                               General Counsel and Secretary



Date:  November 15, 1999      By: /s/          J. P. Murphy
                                 -------------------------------------------
                                               J. P. Murphy
                                               Senior Vice President and
                                               Chief Financial Officer