Form 10-K
period 1999-12-31
JOHNS MANVILLE CORP /NEW/
filed 2000-03-30
CIK 355473

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

                  For the fiscal year ended December 31, 1999

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-8247

                          Johns Manville Corporation
            (Exact name of Registrant as specified in its charter)

                  Delaware                                       84-0856796
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

      717 17th Street, Denver, Colorado                            80202
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

Yes [_] No [X]

Based solely on the New York Stock Exchange, Inc. closing price as of March 1, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $287,666,598.

As of March 1, 2000, there were 147,578,266 shares of the registrant's sole class of common stock outstanding.

                     Documents Incorporated by References

The following documents or portions thereof filed with the Securities and Exchange Commission are incorporated herein by reference:

  The Selected Five-Year Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Selected Quarterly Financial Data contained in the Company's 1999 Annual Report to security holders are incorporated by reference into Parts I, II and IV of this report.

The Annual Report to security holders, except for portions thereof that have been specifically incorporated by reference, shall not be deemed filed as part of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                    PART I

                                                                          Page
                                                                          ----
 ITEM 1.  BUSINESS......................................................    1
          Introduction and Description of the Business..................    1
          Insulation....................................................    1
          Roofing Systems...............................................    3
          Engineered Products...........................................    4
          Materials.....................................................    5
          Research and Development......................................    5
          Patents.......................................................    5
          Labor Relations...............................................    5
          Seasonality...................................................    5
          Environmental Regulations.....................................    6
          Occupational Health and Safety Aspects of the Company's
          Products......................................................    6

 ITEM 2.  PROPERTIES....................................................    7
          Headquarters..................................................    7
          Manufacturing and Development Facilities......................    7

 ITEM 3.  LEGAL PROCEEDINGS.............................................    8

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    8
          Executive Officers of the Company.............................    8

                                      PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................    9

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   10

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   10

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   10

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   10

                                     PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   10

 ITEM 11. EXECUTIVE COMPENSATION........................................   10

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   10

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   10

                                      PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K...................................................   11

  The "Company" or "Johns Manville" when used in this Form 10-K refers to Johns Manville Corporation, incorporated in the State of Delaware in 1981, including, where applicable, its consolidated subsidiaries.

                                    PART I

ITEM 1. BUSINESS

Introduction and Description of the Business

  Johns Manville is a leading manufacturer of insulation and building products, with 1999 net sales of $2,161.8 million. Johns Manville manufactures and markets products for building and equipment insulation, commercial and industrial roofing systems, high-efficiency filtration media, and fibers and nonwoven mats used as reinforcements in building and industrial applications. Johns Manville operates manufacturing facilities in North America, Europe and China and is comprised of three principal business segments, as set forth below.

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

 Roofing Systems                       Commercial and industrial roofing
                                       systems, including membranes,
                                       insulations, accessories and related
                                       guarantees

 Engineered Products

    Mats and Fibers                    Continuous filament fiber glass and
                                       nonwoven fiber glass mats for roofing,
                                       flooring and specialty substrates and
                                       reinforcement of plastics and gypsum
                                       products; woven fiber glass fabrics for
                                       wall coverings and roofing; polyester
                                       spunbond mats for roofing and flooring;
                                       monofilaments used in the paper industry

    Filtration                         Air filtration media for buildings;
                                       ultra-fine fibers for clean room air
                                       filters and battery separators; liquid
                                       filtration cartridge and media; and
                                       industrial oil sorbent products

--------
(1)  For additional business segment information and geographical data, see
     Note 24 to the Company's Consolidated Financial Statements contained in the Company's Annual Report to security holders which is incorporated by reference into this report.

Insulation

  Johns Manville's insulation segment, with 1999 net sales of $816.7 million, or 38 percent of Johns Manville's total net sales (before elimination of intersegment sales), is comprised of the building, commercial and industrial and OEM product groups.

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

  Markets and Distribution. Demand for Johns Manville's building insulation products is driven by North American housing starts, demand in the repair/remodel market and rates of commercial construction of warehouses and light manufacturing facilities. In addition, implementation of various federal and state energy conservation codes serves to increase the amount of insulation per unit built.

  Building insulation products typically reach end users through contractors, retailers, fabricators and distributors. John Manville's marketing efforts are normally directed toward insulation contractors and national retailers.

  Competition. Johns Manville's building insulation business competes primarily with a few other large manufacturers of building insulation, as well as a few smaller regional manufacturers. Johns Manville competes in the building insulation business primarily on the basis of price, product differentiation, packaging/merchandising and service.

 Commercial and Industrial

  Products. Johns Manville's commercial and industrial insulation business manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications. In response to industry attention to indoor environmental quality, Johns Manville offers EnviroSystem(TM), a group of products sold together aimed at indoor environmental quality improvement. Such products include duct insulation with enhanced thermal and acoustical properties with an antimicrobial agent for improved air filtration. In addition, through a joint venture in Canada, Johns Manville offers fire protection products.

  Johns Manville manufactures commercial and industrial insulation products at seven facilities in North America.

  Markets and Distribution. Demand for Johns Manville's commercial and industrial insulation and fire protection products is driven primarily by commercial construction activity and by demand in the remodel/retrofit market, and in the case of fire protection products, by increasing awareness and enforcement of building codes which require insulation of firestop and other fire protection systems. Commercial and industrial products reach the market through John Manville's network of distributors, contractors and fabricators.

  Competition. Johns Manville's commercial and industrial insulation business primarily competes with other large domestic and foreign manufacturers. Johns Manville competes in the commercial and industrial insulation business primarily on the basis of price, breadth of product line, service and strength of fabricator and distributor networks. Johns Manville's fire protection products primarily compete with other large and small producers of fire protection products. Johns Manville competes in the fire protection products market on the basis of technological superiority and price.

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

Roofing Systems

  In 1999, Johns Manville's Roofing Systems segment had net sales of $606.5 million, or 28 percent of the Company's total net sales (before elimination of intersegment sales).

  Products. Johns Manville is a full-line supplier of roofing systems and components for low-slope commercial and industrial roofs, including a wide range of membranes, insulations, accessories and roofing systems guarantees.

  Johns Manville's commercial/industrial roofing systems business operates 20 manufacturing facilities in the United States and has three additional plants located in Altamira, Mexico; Cornwall, Ontario, Canada; and Verona, Italy.

  In September 1999, the Company purchased certain of the polyisocyanurate foam insulation manufacturing facilities of Apache Products, Inc., ("Apache") including plants located in Belvidere, Illinois and Anderson, South Carolina. In addition, the Company entered into long term lease agreements for facilities located in Riverside, California and Linden, New Jersey. As part of the acquisition, the Company entered into a long term agreement to supply Apache with polyisocyanurate foam insulation products.

  Markets and Distribution. Demand for Johns Manville's roofing systems products is driven primarily by commercial and industrial reroofing needs. Johns Manville estimates that approximately 75 percent of its roofing material sales during 1999 were attributable to reroofing, with the balance attributable to new construction. While sales of roofing systems are affected by levels of new construction and general economic conditions, sales attributable to reroofing are less sensitive to these factors, thus mitigating the adverse effect of recessionary periods.

  Johns Manville's marketing focus is directed to roofing contractors and distributors, building owners, architects and roofing consultants who generally recommend premium roofing systems. Approximately 95 percent of Johns Manville's roofing systems sales during 1999 were sold through wholesale distributors; the remainder was sold through roofing contractors.

  Competition. The commercial and industrial roofing business is a highly fragmented market. Competitors include several large national participants and various smaller regional companies. Johns Manville competes in the commercial and industrial roofing business primarily on the basis of breadth of product line, specifications, guarantees, systems reliability and value.

Engineered Products

  Johns Manville's Engineered Products segment had 1999 net sales of $782.7 million, or 34 percent of Johns Manville's total net sales (before elimination of intersegment sales). The Engineered Products segment is comprised of the mats and fibers and filtration product groups.

 Mats and Fibers

  Products. Johns Manville's mats and fibers business manufactures mats and fibers, glass fabrics and continuous filament fiber glass-based products that are used in a variety of applications. Johns Manville is a worldwide supplier of base fiber, nonwoven fiber glass and polyester spunbond mat products, which are used as substrates in roofing, flooring and specialty applications and monofilament used in the paper industry. Johns Manville also sells fiber glass products (chopped fiber and rovings) for reinforcing plastics and gypsum products and for use in fiber glass wall coverings.

  The mats and fibers business operates four manufacturing plants and one support facility in the United States. Johns Manville's German subsidiaries operate five plants in Germany, one plant in Poland and one plant in China. Schuller GmbH was the pioneer in wet fiber glass mat technology and also developed the unique silver fiber glass process, which created the market for fiber glass wall coverings in Europe. Johns Manville's Mitex subsidiaries operate two manufacturing facilities in Sweden and one in the United Kingdom.

  In January 1999, the Company acquired the Spunbond/Monofilament operations of Hoechst's polyester business. The Company acquired five manufacturing plants located in Spartanburg, South Carolina; Bobingen, Germany; Berlin, Germany; Limavady, Northern Ireland and Quin Pu City, China.

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

  Competition. Johns Manville's primary competitors in the worldwide mats and fibers business are other large manufacturers of mats and fibers. Johns Manville competes in the mats and fibers business primarily on the basis of quality and service.

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

  The Company manufactures filtration products at five of Johns Manville's U.S. facilities.

  Markets and Distribution. Demand for Johns Manville's filtration products is driven primarily by commercial construction and commercial building occupancy (air filtration media); the construction of clean rooms requiring dust-free environments which are primarily used by the pharmaceutical and semiconductor industries (ultra-fine fibers); and the need for high efficiency filtration of water, paints, inks, chemicals, resins and oils in industrial manufacturing operations (liquid filtration media). Increasing public attention to environmental issues also stimulates demand for filtration media and industrial oil sorbent products.

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

RESEARCH AND DEVELOPMENT

  The Company carries out research and development activities at its facilities in Littleton, Colorado; Mesa County, Colorado; Waterville, Ohio; Richmond, Indiana; Wertheim, Germany; and Helsingborg, Sweden. Research, development and engineering expenses for the years ended December 31, 1999, 1998 and 1997 were approximately $39.8 million, $32.8 million and $31.2 million, respectively.

PATENTS

  The Company presently owns or controls 1,207 U.S. and foreign patents and patent applications. The Company also holds negotiated licenses under various patents owned by others. While the Company regards its patents and licenses as valuable, it does not consider any of its businesses to be materially dependent upon any single patent or license.

LABOR RELATIONS

  At December 31, 1999, the Company employed approximately 9,740 persons worldwide, of whom approximately 4,475 were covered by collective bargaining agreements. The Company has experienced a long history of good working relationships with its employees and labor unions.

SEASONALITY

  The Company's quarterly results of operations are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year, thereby increasing sales and gross profits in those periods.

Environmental Regulations

  All of the Company's domestic operations are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. The most significant of the federal laws are the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). These environmental regulatory programs are administered by the federal Environmental Protection Agency ("EPA"). In addition, state and local jurisdictions have adopted equivalent or more stringent environmental laws and regulations, or have enacted their own parallel environmental programs, which are enforced through various state and local administrative agencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Environmental Contingencies" and Note 8 to the Company's Consolidated Financial Statements, each incorporated by reference herein.

Occupational Health and Safety Aspects of the Company's Products

  The Company manufactures, processes and sells products, and has in the past manufactured, processed and sold products, that contain certain chemicals or substances, including man-made mineral fibers (now referred to as synthetic vitreous fibers ("SVF")), classified by the International Agency for Research on Cancer ("IARC") in 1987 as possible human carcinogens. For purposes of occupational exposure, the Occupational Safety and Health Administration ("OSHA") regulates all SVF as nuisance dusts. On May 18, 1999, OSHA removed SVF (e.g., fiber glass, rock wool and slag wool) as a regulatory priority based on the agreement by the Company and other fiber glass manufacturers to adopt certain work practices and exposure limits at their facilities. The Company believes that it is and has been in compliance with all applicable workplace exposure regulations. In 2001 IARC will reconsider its 1987 classification of fiber glass as "possibly carcinogenic." This reconsideration will take into account many recent peer-reviewed studies published since 1987 such as the U.S. epidemiology study (updated in 1990 and again in 2000) by University of Pittsburgh researcher Dr. G. Marsh.

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

  Crystalline silica exists in trace amounts in the Company's calcium silicate insulation products and is a major constituent of the diatomaceous earth products produced by a former subsidiary and in industrial sands used in the Company's direct melt operations, marble forming and roofing plants. In 1996, the IARC classified crystalline silica as "known carcinogenic to humans." Occupational exposures to crystalline silica within the Company's facilities are documented and controlled through exhaust ventilation or personal protective equipment. Products containing this substance comply with OSHA hazard communication requirements.

  In addition, asphalt used by the Company's roofing operations presently is being evaluated by the National Institute of Occupational Safety and Health to determine its carcinogenic potential.

  Based upon its analysis to date, the Company does not believe that the IARC classifications or any action taken by federal and state regulatory agencies will have a material adverse effect on the Company. However the Company's analysis of available data and its expectations concerning human health hazards associated with its products are subject to risks and uncertainties. Because domestic and international regulatory and scientific authorities are involved on an ongoing basis in the assessment of potential human health hazards, there can, therefore, be no assurance that future actions taken by such authorities or other developments relating to the Company's liability for its products will not have an adverse effect on the Company. The foregoing statements constitute "forward-looking statements" under federal securities laws.

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

   Location                                   Business Segment
   --------                                   ----------------
   UNITED STATES AND CANADA
   Innisfail, Alberta, Canada................ Insulation
   Cornwall, Ontario, Canada................. Roofing Systems and Insulation
   Tucson, Arizona........................... Insulation and Engineered Products
   Little Rock, Arkansas..................... Roofing Systems
   Corona, California........................ Insulation
   Pittsburg, California..................... Roofing Systems
   Riverside, California*.................... Roofing Systems
   South Gate, California*................... Roofing Systems
   Willows, California....................... Insulation
   Lakewood, Colorado*....................... Insulation
   Littleton, Colorado....................... Engineered Products
   Mesa County, Colorado..................... Insulation
   Jacksonville, Florida..................... Roofing Systems and Insulation
   Macon, Georgia............................ Roofing Systems
   Winder, Georgia........................... Insulation
   Belvidere, Illinois....................... Roofing Systems
   Rockdale, Illinois........................ Roofing Systems
   Bremen, Indiana........................... Roofing Systems and Insulation
   Richmond, Indiana......................... Insulation
   Kansas City, Kansas*...................... Roofing Systems
   McPherson, Kansas......................... Insulation
   Florence, Kentucky........................ Roofing Systems
   Lewiston, Maine........................... Roofing Systems
   Saco, Maine............................... Roofing Systems and Insulation
   Natchez, Mississippi...................... Roofing Systems
   Richland, Mississippi..................... Engineered Products
   Edison, New Jersey........................ Insulation
   Penbryn, New Jersey....................... Insulation
   Plattsburgh, New York..................... Roofing Systems
   Defiance, Ohio............................ Insulation and Engineered Products
   Waterville, Ohio.......................... Engineered Products
   Oklahoma City, Oklahoma................... Roofing Systems
   Hazleton, Pennsylvania.................... Roofing Systems and Insulation
   Anderson, South Carolina.................. Roofing Systems
   Spartanburg, South Carolina............... Engineered Products

   LOCATION                                  BUSINESS SEGMENT
   --------                                  ----------------
   Etowah, Tennessee........................ Engineered Products
   Cleburne, Texas.......................... Insulation and Engineered Products
   Edinburg, Virginia....................... Roofing Systems
   Richmond, Virginia....................... Insulation
   Kent, Washington*........................ Roofing Systems and Insulation
   Parkersburg, West Virginia............... Insulation and Engineered Products

   INTERNATIONAL
   Changzhou, Jiangsu, China................ Engineered Products
   Quin Pu City, China...................... Engineered Products
   St. Helens, England...................... Engineered Products
   Berlin, Germany*......................... Engineered Products
   Bobingen, Germany........................ Engineered Products
   Karlstein, Bavaria, Germany.............. Engineered Products
   Steinach, Thuringen, Germany............. Engineered Products
   Wertheim, Baden-Wuerttemberg, Germany.... Engineered Products
   Verona, Italy............................ Roofing Systems
   Altamira, Mexico*........................ Roofing Systems
   Lubliniec, Poland........................ Engineered Products
   Helsingborg, Sweden...................... Engineered Products
   Oskarstrom, Sweden....................... Engineered Products

  --------
  *Indicates the facility is leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1999, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE COMPANY

  The names, ages and offices of the Chief Executive Officer and other executive officers of the Company are listed below. Each of the executive officers holds office until the Board of Directors meeting following the Annual Meeting of Stockholders unless previously removed by the Board of Directors. Each of Messrs. Perry and Jensen has been an officer or executive officer of the Company or its subsidiaries during the past five years. Messrs. Henry, Caltrider and Klocko have been executive officers of the Company from the respective dates indicated below. For at least the past five years, prior to his joining the Company, Mr. Henry served in various executive positions with E.I. du Pont de Nemours and Company ("DuPont"). Between 1993 and 1995, Mr. Caltrider served as President and Chief Executive Officer of Gundle Environmental Systems, Inc. Between 1995 and the time he joined the Company, Mr. Klocko served as Associate General Counsel of DuPont.

                                                              Executive Officer
                     Name and Title                       Age       Since
                     --------------                       --- -----------------
Charles L. Henry.........................................  58       1996
 Chairman of the Board, President and Chief Executive
  Officer

John J. Klocko, III .....................................  60       1998
 Senior Vice President and General Counsel

Harvey L. Perry, Jr. ....................................  45       1996
 Senior Vice President, Engineered Products Group

Thomas L. Caltrider......................................  49       1997
 Senior Vice President, Insulation Group

Kenneth L. Jensen........................................  48       2000
 Senior Vice President and Chief Financial Officer

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company had 8,844 common stockholders of record at March 1, 2000. The Common Stock is listed and traded on the New York Stock Exchange, Inc. (symbol
JM). The Company has scheduled its 2000 Annual Meeting of Stockholders for May 12, 2000 in Denver, Colorado.

  A two-year history of high and low sale prices for the Common Stock based on the sales transactions reported by the New York Stock Exchange, Inc. is provided below.

  On March 6, 1998, the Company's Board of Directors declared a dividend of $.04 per share on the Common Stock for the first quarter of 1998 which was paid on April 10, 1998. On April 24, 1998, the Company's Board of Directors declared a dividend of $.04 per share on the Common Stock for the second quarter of 1998 which was paid on July 10, 1998. In July 1998, the Board of Directors increased the quarterly dividend to $.06 per share on the Common Stock, and accordingly declared dividends of $.06 per share on July 17, 1998 and December 11, 1998 for the third and fourth quarters of 1998, which were paid on October 9, 1998 and January 8, 1999, respectively. The Company's Board of Directors declared dividends of $.06 per share on March 5, 1999, April 23, 1999, July 16, 1999 and December 10, 1999 for the first, second, third and fourth quarters of 1999, which were paid on April 9, 1999, July 9, 1999, October 8, 1999 and January 7, 2000, respectively.

                            Market Prices Per Share

                                                    1999             1998
                                                Common Stock     Common Stock
                                               --------------- -----------------
   For the Quarters Ended                        High    Low     High     Low
   ----------------------                      -------- ------ -------- --------
   March 31................................... 18 1/4   15 1/4 13 5/8    9 13/16
   June 30.................................... 17 1/8   12 1/2 16 7/8   12 3/4
   September 30............................... 14 13/16 12 7/8 17 13/16 11 3/8
   December 31................................ 14       10 1/2 16 7/16  10 15/16

ITEM 6. SELECTED FINANCIAL DATA

  Information with respect to this item is incorporated by reference to Selected Five-Year Financial Data in the Company's 1999 Annual Report to security holders included in Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information with respect to this item is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report to security holders included in
Exhibit 13 to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information with respect to this item is incorporated by reference to the Financial Statements and Selected Quarterly Financial Data in the Company's 1999 Annual Report to security holders included in Exhibit 13 to this report.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  In addition to the information set forth under the caption "Executive Officers of the Company" in Part I of this Form 10-K, the information required by this item is incorporated by reference to the Company's 2000 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to this item is incorporated by reference to the Company's 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item is incorporated by reference to the Company's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item is incorporated by reference to the Company's 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a. Financial statements, financial statement schedules and exhibits filed in this report:

   1. Information with respect to financial statements is incorporated by reference to the Financial Statements and Selected Quarterly Financial Data in the Company's 1999 Annual Report to security holders.

   2. The Company is filing herewith Schedule II--Valuation and Qualifying Accounts.

  b. No reports on Form 8-K were filed during the last quarter of 1999.

  c. Exhibit Index to Johns Manville Corporation Annual Report on Form 10-K for Fiscal Year Ended December 31, 1999:

                         EXHIBIT                          REFERENCE
                         -------                          ---------
  2.      Second Amended and Restated Plan of    Refiled as an exhibit to
          Reorganization confirmed by the United the Company's 1992 Annual
          States Bankruptcy Court for the        Report on Form 10-K filed
          Southern District of New York on       March 30, 1993, and
          December 22, 1986.                     incorporated herein by
                                                 reference.

  3. (a)  Restated Certificate of Incorporation. Filed as an exhibit to the
                                                 Company's 1995 Annual
                                                 Report on Form 10-K filed
                                                 April 11, 1996, and
                                                 incorporated herein by
                                                 reference.

     (b)  Certificate of Amendment to Restated   Filed as an exhibit to the
          Certificate of Incorporation.          Company's 1995 Annual
                                                 Report on Form 10-K filed
                                                 April 11, 1996, and
                                                 incorporated herein by
                                                 reference.

     (c)  Certificate of Amendment to Restated   Filed as an exhibit to the
          Certificate of Incorporation.          Company's Form 10-Q for
                                                 the quarter ended March
                                                 31, 1997, and incorporated
                                                 herein by reference.

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

 10. (a)  Johns Manville International Employees Filed as an exhibit to the
          Retirement Plan.*                      Company's 1994 Annual
                                                 Report on Form 10-K filed
                                                 March 31, 1995, and
                                                 incorporated herein by
                                                 reference.

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

     (e)  Amendment to Long-Term Incentive Stock Refiled as an exhibit to
          Plan.*                                 the Company's 1992 Annual
                                                 Report on Form 10-K filed
                                                 March 30, 1993, and
                                                 incorporated herein by
                                                 reference.

     (f)  Amendment No. 2 to Long-Term Incentive Filed as an exhibit to the
          Stock Plan.*                           Company's Form 10-Q for
                                                 the quarter ended June 30,
                                                 1995, and incorporated
                                                 herein by reference.


                         EXHIBIT                          REFERENCE
                         -------                          ---------
     (g)  Johns Manville Corporation Deferred    Filed as an exhibit to the
          Compensation Plan.*                    Company's Form S-8 filed
                                                 June 19, 1996, and
                                                 incorporated herein by
                                                 reference.

     (h)  Johns Manville Corporation Non-        Filed as an exhibit to the
          Employee Directors' Deferred           Company's 1996 Annual
          Compensation Plan.*                    Report on Form 10-K filed
                                                 March 31, 1997, and
                                                 incorporated herein by
                                                 reference.

     (i)  Johns Manville Corporation 1996 Stock  Filed as an exhibit to the
          Award Plan.*                           Company's Form S-8 filed
                                                 June 19, 1996, and
                                                 incorporated herein by
                                                 reference.

     (j)  Johns Manville Corporation 1996        Filed as an exhibit to the
          Executive Incentive Compensation       Company's Form S-8 filed
          Plan.*                                 June 20, 1996, and
                                                 incorporated herein by
                                                 reference.

     (k)  Employment Agreement between Charles   Filed as an exhibit to the
          L. Henry and the Company.*             Company's Form 10-Q for
                                                 the quarter ended
                                                 September 30, 1996, and
                                                 incorporated herein by
                                                 reference.

     (l)  Amendment to Employment Agreement      Filed as an exhibit to the
          between Charles L. Henry and the       Company's Form 10-Q for
          Company.*                              the quarter ended June 30,
                                                 1998, and incorporated
                                                 herein by reference.

     (m)  Transition and Retirement Agreement    Filed herewith.
          between Charles L. Henry and the
          Company, dated February 3, 2000.*

     (n)  Employment Agreement between John J.   Filed as an exhibit to the
          Klocko, III and the Company.*          Company's Form 10-Q for
                                                 the quarter ended
                                                 September 30, 1998, and
                                                 incorporated herein by
                                                 reference.

     (o)  Employment Agreement between Harvey L. Filed as an exhibit to the
          Perry, Jr. and the Company.*           Company's 1996 Annual
                                                 Report on Form 10-K filed
                                                 March 31, 1997, and
                                                 incorporated herein by
                                                 reference.

     (p)  Amendment to Employment Agreement      Filed as an exhibit to the
          between Harvey L. Perry, Jr. and the   Company's 1996 Annual
          Company.*                              Report on Form 10-K filed
                                                 March 31, 1997, and
                                                 incorporated herein by
                                                 reference.

     (q)  Amendment to Employment Agreement      Filed as an exhibit to the
          between Harvey L. Perry, Jr. and the   Company's 1996 Annual
          Company.*                              Report on Form 10-K filed
                                                 March 31, 1997, and
                                                 incorporated herein by
                                                 reference.

     (r)  Amendment to Employment Agreement      Filed as an exhibit to the
          between Harvey L. Perry, Jr. and the   Company's 1996 Annual
          Company.*                              Report on Form 10-K filed
                                                 March 31, 1997, and
                                                 incorporated herein by
                                                 reference.

     (s)  Amendment to and Extension of          Filed as an exhibit to the
          Employment Agreement between Harvey L. Company's Form 10-Q for
          Perry, Jr. and the Company.*           the quarter ended June 30,
                                                 1998, and incorporated
                                                 herein by reference.

     (t)  Employment Agreement between Thomas L. Filed as an exhibit to the
          Caltrider and the Company.*            Company's Form 10-Q for
                                                 the quarter ended June 30,
                                                 1997, and incorporated
                                                 herein by reference.

     (u)  Amendment to and Extension of          Filed as an exhibit to the
          Employment Agreement between Thomas L. Company's Form 10-Q for
          Caltrider and the Company.*            the quarter ended June 30,
                                                 1998, and incorporated
                                                 herein by reference.

     (v)  Employment Agreement between Kenneth   Filed as an exhibit to the
          L. Jensen and the Company.*            Company's 1996 Annual
                                                 Report on Form 10-K filed
                                                 March 31, 1997, and
                                                 incorporated herein by
                                                 reference.


                          EXHIBIT                         REFERENCE
                          -------                         ---------
     (w)   Amendment to Employment Agreement      Filed as an exhibit to
           between Kenneth L. Jensen and the      the Company's 1996 Annual
           Company.*                              Report on Form 10-K filed
                                                  March 31, 1997, and
                                                  incorporated herein by
                                                  reference.

     (x)   Amendment to and Extension of          Filed as an exhibit to
           Employment Agreement between Kenneth   the Company's 1996 Annual
           L. Jensen and the Company.*            Report on Form 10-K filed
                                                  March 31, 1997, and
                                                  incorporated herein by
                                                  reference.


     (y)   Amendment to Employment Agreement      Filed as an exhibit to
           between Kenneth L. Jensen and the      the Company's 1996 Annual
           Company.*                              Report on Form 10-K filed
                                                  March 31, 1997, and
                                                  incorporated herein by
                                                  reference.

     (z)   Amendment to and Extension of          Filed herewith.
           Employment Agreement between Kenneth
           L. Jensen and the Company.*

     (aa)  Second Amended and Restated            Filed as an exhibit to
           Supplemental Agreement between the     the Company's 1995 Annual
           Company and the Trust, dated as of     Report on Form 10-K filed
           April 5, 1996.                         April 11, 1996, and
                                                  incorporated herein by
                                                  reference.

     (ab)  Amended and Restated Manville Personal Filed as an exhibit to
           Injury Settlement Trust Agreement      the Company's Form 10-Q
           dated as of April 29, 1997.            for the quarter ended
                                                  June 30, 1997, and
                                                  incorporated herein by
                                                  reference.

     (ac)  $725,000,000 Revolving Multicurrency   Filed as an exhibit to
           Credit Agreement, dated as of May 15, the Company's Form 10-Q 1998, among Johns Manville Corporation for the quarter ended
           and Johns Manville International,      June 30, 1998, and
           Inc., as Borrowers, Bank of America    incorporated herein by
           National Trust and Savings             reference.
           Association, as Agent, BancAmerica
           Robertson Stephens and the Bank of New
           York, as Syndication Agents, and the
           other financial institutions party
           thereto.

     (ad)  First Amendment to Revolving           Filed herewith.
           Multicurrency Credit Agreement, dated
           March 29, 1999, among Johns Manville
           Corporation and Johns Manville
           International, Inc., as Borrowers,
           Bank of America National Trust and
           Savings Association, as Swingline Bank
           and administrative agent, and other
           financial institutions party thereto.

     (ae)  Second Amendment to Revolving          Filed herewith.
           Multicurrency Credit Agreement, dated
           as of November 30, 1999, among Johns
           Manville Corporation and Johns
           Manville International, Inc., as
           Borrowers, Bank of America, N.A.
           (successor to Bank of America National
           Trust and Savings Association), as
           Agent, BancAmerica Robertson Stephens
           and the Bank of New York, as
           Syndication Agents, and the other
           financial institutions party thereto.

                          Exhibit                         Reference
                          -------                         ---------
     (af)  CDN 40,000,000 Revolving Credit        Filed as an exhibit to
           Agreement, dated as of June 17, 1998,  the Company's Form 10-Q
           among Johns Manville Canada Inc., as   for the quarter ended
           Borrower, and Johns Manville           June 30, 1998, and
           Corporation and Johns Manville         incorporated herein by
           International, Inc., as Guarantors,    reference.
           Bank of Montreal, as Agent and
           Arranger, and the other financial
           institutions Party thereto.

     13.   1999 Annual Report.                    Pages 13 through 57 of
                                                  the Company's 1999 Annual
                                                  Report to security
                                                  holders are filed
                                                  herewith and are
                                                  incorporated herein by
                                                  reference.

     21.   Subsidiaries of the Registrant.        Filed herewith on Page
                                                  18.

     23.   Consent of PricewaterhouseCoopers LLP. Filed herewith.

     24.   Powers of Attorney.                    Page 19 (included on
                                                  signature page to this
                                                  report).

     27.   Financial Data Schedule.               Filed herewith.
--------
*Management contract or compensatory plan or arrangements.



                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of Johns Manville Corporation:

  Our audits of the consolidated financial statements referred to in our report dated January 28, 2000, appearing on page 56 of the 1999 Annual Report to Shareholders of Johns Manville Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Denver, Colorado
January 28, 2000

                           JOHNS MANVILLE CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULE
               to Form 10-K for the Year Ended December 31, 1999

 Schedule                                                                  Page
 --------                                                                  ----
          Valuation and qualifying accounts, for each of the three years
    II     in the period ended December 31..............................    17

                           JOHNS MANVILLE CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        for the Years Ended December 31
                           (In thousands of dollars)

                                           Additions
                                    ------------------------
                                      Charged      Charged
                         Balance at  (Credited)  (Credited)                Balance at
                         Beginning  to Costs and  to Other                   End of
     Classification       of Year     Expenses   Accounts(a) Deductions(b)    Year
     --------------      ---------- ------------ ----------- ------------- ----------
1999
Allowances Reducing the
 Assets in the Balance
 Sheet:
  Doubtful accounts
   receivable...........  $ 4,992     $   902     $ (1,528)    $    475     $ 3,891
  Cash discounts........    2,742         --        25,832       26,788       1,786
  Other allowances......   33,941       1,000      104,952       97,601      42,292
  Deferred tax assets...      --       10,243          --           --       10,243
                          -------     -------     --------     --------     -------
    Total...............  $41,675     $12,145     $129,256     $124,864     $58,212
                          =======     =======     ========     ========     =======
1998
Allowances Reducing the
 Assets in the Balance
 Sheet:
  Doubtful accounts
   receivable...........  $ 6,005     $   402     $   (557)    $    858     $ 4,992
  Cash discounts........    2,257         --        29,679       29,194       2,742
  Other allowances......   28,518         --        80,471       75,048      33,941
  Deferred tax assets...      --          --           --           --          --
                          -------     -------     --------     --------     -------
    Total...............  $36,780     $   402     $109,593     $105,100     $41,675
                          =======     =======     ========     ========     =======
1997
Allowances Reducing the
 Assets in the Balance
 Sheet:
  Doubtful accounts
   receivable...........  $ 7,570     $  (243)    $    908     $  2,230     $ 6,005
  Cash discounts........    1,278         --        26,110       25,131       2,257
  Other allowances......   21,168         --        52,904       45,554      28,518
  Deferred tax assets...   18,188         --           --        18,188         --
                          -------     -------     --------     --------     -------
    Total...............  $48,204     $  (243)    $ 79,922     $ 91,103     $36,780
                          =======     =======     ========     ========     =======

--------
Notes:

(a) Principally charges against sales and additions due to acquisitions.

(b) Principally charges for which reserves were provided, net of recoveries.

                                                                     EXHIBIT 21

                        SUBSIDIARIES OF THE REGISTRANT

  Direct and indirect subsidiaries of the Company, including subsidiaries which the Company owns 50% or more of the equity interest, and the jurisdiction in which each company was incorporated are listed below. Certain companies not important to an understanding of the Company's businesses have been omitted and which, if aggregated, would not constitute a significant subsidiary.

                                                               Jurisdiction of
Subsidiary                                                      Incorporation
----------                                                     ---------------
CHANGZHOU SCHULLER ZHONGXIN TIANMA FIBER GLASS PROD. CO.,
 LTD.* .......................................................   China
EAGLE POLYISO CORPORATION.....................................   Delaware
JOHNS MANVILLE AB.............................................   Sweden
JOHNS MANVILLE CANADA INC. ...................................   Canada
JOHNS MANVILLE CHINA LTD. ....................................   Delaware
JOHNS MANVILLE EUROPEAN INVESTMENTS B.V. .....................   Netherlands
JOHNS MANVILLE EUROPE GmbH....................................   Germany
JOHNS MANVILLE GmbH...........................................   Germany
JOHNS MANVILLE INTERNATIONAL B.V. ............................   Netherlands
JOHNS MANVILLE INTERNATIONAL GROUP, INC. .....................   Delaware
JOHNS MANVILLE INTERNATIONAL, INC. ...........................   Delaware
JOHNS MANVILLE SHANGHAI NONWOVENS, LTD. ......................   China
MESA INSULATION, INC. ........................................   Delaware
MITEX AB......................................................   Sweden
MITEX GLASSFIBRE LIMITED......................................   England
NORD BITUMI SpA...............................................   Italy
PASSIVE FIRE PROTECTION PARTNERS**............................   Canada
SCHULLER GmbH.................................................   Germany
SKANDINAVISKA JUTE AB.........................................   Sweden
TASSO AB......................................................   Sweden
UK GLASSFIBRE LIMITED.........................................   England

--------
 * 60% ownership
** 50% ownership

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 30th day of March, 2000.

                                          JOHNS MANVILLE CORPORATION
                                            (Registrant)

                                                  /s/ Charles L. Henry
                                          By: _________________________________
                                                     Charles L. Henry
                                             Chairman of the Board, President
                                                            and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

  Know all men by these presents that each person whose signature appears below does hereby constitute and appoint Kenneth L. Jensen and Dion Persson, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his substitute or substitutes, lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 30, 2000.

               Signature                                Title
               ---------                                -----

        /s/ Charles L. Henry            Chairman of the Board, President and
 ______________________________________  Chief Executive Officer
            Charles L. Henry             (Principal Executive Officer)

       /s/ Kenneth L. Jensen            Senior Vice President and Chief
 ______________________________________  Financial Officer
           Kenneth L. Jensen             (Principal Financial and Accounting
                                         Officer)


          /s/ Leo Benatar               Director
 ______________________________________
              Leo Benatar

        /s/ Ernest H. Drew              Director
 ______________________________________
             Ernest H. Drew

               Signature                  Title
               ---------                  -----

        /s/ Robert A. Falise            Director
 ______________________________________
            Robert A. Falise

         /s/ Todd Goodwin               Director
 ______________________________________
              Todd Goodwin

       /s/ Michael N. Hammes            Director
 ______________________________________
           Michael N. Hammes

      /s/ Kathryn R. Harrigan           Director
 ______________________________________
          Kathryn R. Harrigan

        /s/ Louis Klein, Jr.            Director
 ______________________________________
            Louis Klein, Jr.

   /s/ Christian E. Markey, Jr.         Director
 ______________________________________
        Christian E. Markey, Jr.

        /s/ William E. Mayer            Director
 ______________________________________
            William E. Mayer

                             ADDITIONAL INFORMATION

   Individuals interested in receiving additional information may contact the following:

    For Company Information   For Product Information
    Call (303) 978-3117       Call (303) 978-4900 or (800) 654-3103

    or write to:              or write to:
    Johns Manville
    Corporation               Johns Manville Corporation
    Investor Relations        Product Information
    P.O. Box 5108             P.O. Box 5108
    Denver, CO 80217-5108     Denver, CO 80217-5108

    Transfer Agent and
    Registrar                 Independent Accountants
    First Chicago Trust
    Company of New York       PricewaterhouseCoopers LLP
    c/o Equiserve             370 Seventeenth Street, Suite 3300
    P.O. Box 2500             Denver, CO 80202-5633
    Jersey City, NJ 07303
    Call: 1-800-756-8200
    Hearing Impaired: TDD:
    (201) 222-4955
    Internet Information:
     Website:
    http://www.equiserve.com
     E-mail:
    Equiserve@Equiserve.com
    (send stockholder
    address changes to the
    above address)