Form 10-Q
period 2000-03-31
JOHNS MANVILLE CORP /NEW/
filed 2000-05-12
CIK 355473

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

     Commission file number 1-8247

                           JOHNS MANVILLE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         84-0856796
-------------------------------                    ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                                717 17th Street
                            Denver, Colorado  80202
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

Yes [X]       No  [_]

     At May 8, 2000, there were 147,595,620 shares of the registrant's common stock outstanding.

                        *PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.
         --------------------












  * "Johns Manville," the "Company," "JM," "we," "us" and "our" when used in this report refers to Johns Manville Corporation, incorporated in the State of Delaware in 1991, and includes, where applicable, its consolidated subsidiaries.

                           JOHNS MANVILLE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                  (Unaudited)

                                                   March 31,   December 31,
ASSETS                                                 2000           1999
--------------------------------------------------------------------------
Current Assets
  Cash and equivalents                           $   44,556     $   61,140
  Marketable securities, at cost,
    which approximates market                           144          3,633
  Receivables                                       302,640        283,102
  Inventories                                       153,462        160,340
  Prepaid expenses                                    9,297         10,714
  Deferred tax assets                                33,015         39,750
                                                 ----------     ----------
     Total Current Assets                           543,114        558,679

Property, Plant and Equipment,
  net of accumulated depreciation
  of $717,548 and $718,545, respectively          1,044,535      1,040,343
Deferred Tax Assets                                 144,233        144,027
Goodwill, net of accumulated amortization
   of $47,568 and $43,447, respectively             283,143        289,582
Other Assets                                        265,484        257,002
                                                 ----------     ----------
                                                 $2,280,509     $2,289,633
                                                 ==========     ==========
LIABILITIES
--------------------------------------------------------------------------
Current Liabilities
  Short-term debt                                $   11,753     $   10,096
  Accounts payable                                  159,517        169,747
  Compensation and employee benefits                 93,906        117,255
  Income taxes                                       27,763         16,065
  Other accrued liabilities                          90,329         97,847
                                                 ----------     ----------
    Total Current Liabilities                       383,268        411,010

Long-Term Debt, less current portion                486,375        503,148
Postretirement Benefits Other Than Pensions         181,488        177,836
Deferred Income Taxes and Other
 Noncurrent Liabilities                             319,042        329,339
                                                 ----------     ----------
                                                  1,370,173      1,421,333
                                                 ----------     ----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
Common Stock                                          1,646          1,646
Capital in Excess of Par Value                      555,777        552,549
Treasury Stock, at cost                            (229,851)      (229,851)
Unearned Stock Compensation                          (4,039)        (2,511)
Retained Earnings                                   570,148        533,879
Accumulated Other Comprehensive Income               16,655         12,588
                                                 ----------     ----------
                                                    910,336        868,300
                                                 ----------     ----------
                                                 $2,280,509     $2,289,633
                                                 ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                                             Three Months
                                                           Ended March 31,
                                                 ------------------------
                                                     2000            1999
-------------------------------------------------------------------------
Net Sales                                        $516,868        $495,758
Cost of Sales                                     380,190         359,929
Selling, General and Administrative                44,276          53,751
Research, Development and Engineering               8,266           9,714
Other Income (Expense), net                        (7,606)         (7,357)
                                                 --------        --------
Income from Operations                             76,530          65,007
Interest Income                                       924             628
Interest Expense                                    7,492           7,644
                                                 --------        --------
Income before Income Taxes                         69,962          57,991
Income Tax Expense                                 24,837          20,297
                                                 --------        --------
Net Income                                       $ 45,125        $ 37,694
=========================================================================

Comprehensive Income                             $ 49,192        $ 44,916
=========================================================================


                                                             Three Months
                                                           Ended March 31,
                                                 ------------------------
EARNINGS PER COMMON SHARE                            2000            1999
-------------------------------------------------------------------------
Basic:
Net Income                                           $.30            $.24
=========================================================================
Diluted:
Net Income                                           $.30            $.23
=========================================================================

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                   Three Months
                                                                 Ended March 31,
                                                        -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                       2000           1999
-------------------------------------------------------------------------------
Net income                                              $ 45,125       $ 37,694
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                            29,425         28,421
 Deferred taxes                                            8,050          5,604
 Other, net                                                5,853          8,833
(Increase) decrease in current assets:
 Receivables                                             (21,930)        (5,838)
 Inventories                                               5,494            (16)
 Prepaid expenses                                          1,417          1,016
Increase (decrease) in current liabilities:
 Accounts payable                                         (3,014)         5,188
 Compensation and employee benefits                      (22,288)       (13,706)
 Income taxes                                             12,188          2,518
 Other accrued liabilities                               (11,262)         1,191
Change in other noncurrent liabilities                    (4,219)           257
                                                        --------       --------
Net cash provided by operating activities                 44,839         71,162
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------------------------------------------------
Purchases of property, plant and equipment               (37,125)       (34,910)
Proceeds from maturities of held-to-maturity
 securities                                                  510          1,679
Increase in other assets                                  (5,795)       (10,480)
                                                        --------       --------
Net cash used in investing activities                    (42,410)       (43,711)
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------------------------------------
Revolving credit facilities, net                          (8,818)        (4,210)
Issuances of debt                                            178          9,624
Payments on debt                                            (486)        (2,084)
Dividends on common stock                                 (8,852)        (9,520)
Stock compensation transactions                                           3,501
                                                        --------       --------
Net cash used in financing activities                    (17,978)        (2,689)
                                                        --------       --------

Effect of Exchange Rate Changes on Cash                   (1,035)          (327)
                                                        --------       --------
Net Increase (Decrease) in Cash and Equivalents          (16,584)        24,435
Cash and Equivalents at Beginning of Period               61,140         12,350
                                                        --------       --------
Cash and Equivalents at End of Period                   $ 44,556       $ 36,785
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

                          JOHNS MANVILLE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The condensed consolidated financial statements of Johns Manville Corporation ("JM") as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. JM has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding JM's accounting policies, operations and financial position is contained or incorporated in JM's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                 (Thousands of dollars)
                                March 31,   December 31,
                                     2000           1999
                                 --------       --------
Finished goods                   $101,303       $102,924
Raw materials and supplies         39,301         44,874
Work-in-process                    12,858         12,542
                                 --------       --------
                                 $153,462       $160,340
                                 ========       ========

Note 2 - Debt

In order to fix a portion of JM's variable interest rate debt and reduce the aggregate risk to movements in interest rates, JM has interest rate swaps with notional values totaling approximately $94 million. At March 31, 2000, the fair market value of these instruments reflected unrecognized losses of approximately $0.1 million.

Note 3 - Earnings Per Common Share and Equity

Basic and diluted earnings per common share amounts were determined using the reported net income and the following weighted average number of common shares:

                   First Quarter
                    2000            1999
             -----------     -----------
Basic        148,240,000     159,956,000
Diluted      148,649,000     162,244,000

The difference between the basic and diluted weighted average shares outstanding is due to stock options and deferred stock rights. JM paid a regular quarterly dividend of $0.06 per common share totaling $8.9 million, and $0.06 per common share totaling $9.5 million, in the first quarter of 2000 and 1999, respectively.

In July 1999 JM purchased 12.2 million shares of its common stock from the Manville Personal Injury Settlement Trust (the "Trust"), resulting in a decrease in the weighted average number of common shares outstanding during 1999.

Note 4 - Commitments and Contingencies

Contingent Product Liability

Between 1988 and 1992 JM manufactured phenolic roofing insulation which may, under certain circumstances, contribute to the corrosion of metal decks on which it is installed. Since 1993 JM has had a program to inspect such metal decks and remediate where appropriate. JM has accrued for expected costs relating to future inspections, remediation and anticipated claims. These accruals are based on JM's historical experience regarding the incidence of corrosion and the cost of remediation and include a number of assumptions related to the types and remaining expected lives of roofs on which phenolic insulation has been installed. At March 31, 2000 JM had accruals of $23 million in connection with these anticipated costs.

JM has entered into reimbursement agreements with JM's liability carriers and the former owner of the phenolic roofing insulation business, which provide for reimbursement of certain future costs related to phenolic roofing insulation to be incurred by JM. At March 31, 2000 JM had receivables of $27 million in connection with the expected reimbursement of these anticipated costs.

On April 12, 2000 JM entered into a settlement agreement with representatives of a class consisting of substantially all building owners in the United States with JM's phenolic roof insulation installed on their metal roof decks. The settlement agreement, which provides for compensation to these owners, is subject to certain conditions, including court approval before becoming final. If the settlement agreement becomes final, JM expects to increase its accruals by an amount in the range of $35 million to $40 million. In addition, as such amount would be reimbursable under the reimbursement agreements, JM would correspondingly increase its receivables by a like amount. Such reimbursements could occur in periods subsequent to payments made under the settlement agreement.

Based on the information available to date and subject to the assumptions and agreements described above, JM does not believe that its costs associated with phenolic roofing insulation will have a material adverse effect on JM's financial condition, liquidity or results of operations.

Environmental Contingencies

At March 31, 2000 JM had remediation activities in progress at five sites, out of a total of 16 such sites for which JM has identified environmental conditions requiring remediation. In addition, JM has been identified as a potentially responsible party at 15 non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 15 sites, JM's potential liability for 13 sites will be determined pursuant to a global CERCLA order (the "Order") described in the following paragraph. Two of the sites may not be subject to the Order and, accordingly, JM could be jointly and severally liable for costs of remediating these sites. However, both sites have multiple potentially responsible parties working with the regulatory agencies. In addition, JM's disposal percentage is at or near the de minimis level at both sites. During 1999 JM settled its CERCLA and Resource Conservation and Recovery Act ("RCRA") liability at three sites under the Order, of which one is final.

In 1994 the U.S. government and JM settled certain litigation concerning JM's disposal activities prior to consummation of its plan of reorganization. The Order, which was made a court order, limits JM's future liability under both CERCLA and RCRA to 55 percent of its share of site-wide response costs and natural resources damages without regard to joint and several liability for disposals made by JM prior to consummation of JM's plan of reorganization. The Order resolved JM's liability at certain historical sites and also covers CERCLA and RCRA liability for other disposal sites at which the U.S. Environmental Protection Agency ("EPA") has incurred or may incur response costs and which were used by JM prior to consummation of the plan of reorganization. The Order provides that the amount JM will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year. The EPA and others from time to time commence cleanup activities at such sites and in the future the EPA and others may assert claims against JM with respect to such sites. JM believes that all such activities and claims, if any, will be subject to the Order.

As a result of factors such as changes in federal and state regulations, the application and effectiveness of remedial actions, the difficulty in assessing the extent of environmental contamination, and the allocation of costs among potentially responsible parties, actual costs to be incurred for environmental cleanup may vary from previous estimates. Subject to the uncertainties inherent in evaluating environmental exposures, and based on information presently available, including JM's historical remediation experience, currently enacted environmental laws and regulations, the Order and existing remediation technology, JM believes that if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on JM's financial condition, liquidity or results of operations.

Note 5 - New Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, along with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" issued in July 1999, is effective for JM on January 1, 2001, and establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that JM recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, JM cannot determine the effects, if any, adopting this statement will have on its financial condition presentation or results of operations.

Note 6 - Business Segment Information

JM reports separately the results of the Insulation, Roofing Systems and Engineered Products segments. The Insulation segment consists of JM's building, commercial and industrial, and original equipment manufacturers ("OEM") insulation businesses. The Roofing Systems segment consists of JM's commercial and industrial roofing systems business. The Engineered Products segment consists of JM's mats and fibers, glass fabrics and air filtration businesses.


                                               (Thousands of dollars)
                                                         Three Months
                                                      Ended March 31,
                                              -----------------------
NET SALES                                         2000            1999
----------------------------------------------------------------------
Insulation                                    $201,875        $192,982
Roofing Systems                                134,893         121,838
Engineered Products                            188,821         190,548
Eliminations                                    (8,721)         (9,610)
----------------------------------------------------------------------
                                              $516,868        $495,758
======================================================================

INCOME BEFORE INCOME TAXES
----------------------------------------------------------------------
Income from Operations:
 Insulation                                   $ 43,109        $ 39,105
 Roofing Systems                                 4,231           4,706
 Engineered Products                            29,190          21,196
----------------------------------------------------------------------
Income from Operations                          76,530          65,007
Interest Income                                    924             628
Interest Expense                                 7,492           7,644
----------------------------------------------------------------------
Income before Income Taxes                    $ 69,962        $ 57,991
======================================================================

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

Item 2.

                          JOHNS MANVILLE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Results of Operations

Net sales in the first quarter of 2000 increased $21.1 million, or 4.3 percent, to $516.9 million from $495.8 million for the same period of 1999. Gross profit increased $0.9 million to $136.7 million from $135.8 million. The gross profit margin for the first quarter of 2000 decreased to 26.4 percent compared with
27.4 percent for the same period of 1999 primarily due to raw material and other fixed cost increases and a less favorable product mix in insulation.

Selling, general and administrative and research, development and engineering expenses, combined, decreased as a percentage of sales to 10.2 percent for 2000 compared with 12.8 percent for 1999, due primarily to 1999 staff reductions and a lower 2000 pension expense. Other expense, net, for 2000 was flat at $7.6 million, compared with $7.4 million in 1999. Income from operations for the first quarter of 2000 was $76.5 million, up 17.7 percent, compared with $65 million for the first quarter of 1999.

Insulation Segment

Net sales increased $8.9 million, or 4.6 percent, to $201.9 million for the first quarter of 2000 from $193 million in 1999. Income from operations increased 10.2 percent to $43.1 million for the first quarter of 2000 from $39.1 million in 1999. Building insulation experienced higher average selling prices during the first quarter of 2000 compared with the first quarter of 1999. The higher quarterly sales prices, which were lower than late 1999 levels, were slightly offset by decreased volumes due to seasonality and reduced demand, which were not experienced last year. Although sales were strong in commercial and industrial insulation, gross and operating profits declined due to higher fixed costs in 2000, despite significant volume increases in mechanical and OEM insulation.

Roofing Systems Segment

Net sales increased $13.1 million, or 10.7 percent, to $134.9 million for the first quarter of 2000 from $121.8 million for the first quarter of 1999. Income from operations in the first quarter of 2000 was $4.2 million, a 10.1 percent decline from $4.7 million in the comparable period of 1999. The sales increase was driven by significant volume growth late in the quarter, along with the incremental impacts of a third quarter 1999 acquisition. However, gross profit and operating income decreased as volume gains were more than offset by higher raw material costs and continued pricing pressures in membranes and polyiso foam insulation.

Engineered Products Segment

Net sales decreased slightly to $188.8 million in the first quarter of 2000 compared with $190.5 million in 1999. Income from operations for the first quarter of 2000 increased $8 million, or 37.7 percent, to $29.2 million from $21.2 million for 1999. Mats and fibers in the U.S. experienced higher sales in 2000 due to continued strong demand in roofing mats, specialty mats and base fibers. Improved productivity and lower fixed costs also led to significant operating earnings and gross margin gains for this business. Despite sales declines due to unfavorable currency comparisons, operating earnings for European mats and fibers were also significantly higher in 2000 compared with 1999. However, sales and operating income for European fabrics declined due to weak demand, along with unfavorable currency comparisons. Operating income improved significantly on moderate sales growth in filtration on higher volumes for microfibers due primarily to increased clean room build activity.

Interest Expense, net, and Income Taxes

Interest expense, net of interest income, decreased $0.4 million, or 6.4 percent, to $6.6 million for the first quarter of 2000 compared with $7 million in 1999 due to lower average borrowing levels. JM's year-to-date effective tax rates were approximately 35.5 percent in 2000 and 35 percent in 1999.

Net Income

JM's net income for the first quarter of 2000 was $45.1 million, or $0.30 per diluted share, compared with net income for the first quarter of 1999 of $37.7 million, or $0.23 per diluted share. As a result of JM's July 1999 repurchase of
12.2 million shares of JM common stock from the Trust, there were fewer shares outstanding in the first quarter of 2000 than in the first quarter of 1999, which contributed to the earnings per share increase.

Liquidity and Capital Resources

JM's agreements with its lenders contain financial and general covenants. These include, among other things, limitations on borrowings, investments, and asset dispositions, and maintenance of various financial ratios. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by JM and its subsidiaries. At March 31, 2000 JM was in compliance with these covenants.

At March 31, 2000 JM had net working capital of $159.8 million, including cash and marketable securities totaling $44.7 million. Total cash and marketable securities located outside the U.S. and Canada were approximately $16.8 million. At March 31, 2000 JM had approximately $482 million available under its $750 million unsecured multicurrency revolving credit facilities. JM's international subsidiaries had additional borrowing and working capital facilities totaling approximately $18.5 million, of which $10.7 million was available at March 31, 2000. These facilities are primarily unsecured or are guaranteed by JM, with the remaining portion secured by certain international receivables.

Net operating activities provided $44.8 million of cash during the first three months of 2000. Net operating activities for the same period of 1999 provided $71.2 million. Cash flows from operating activities are primarily influenced by selling prices, sales volume and working capital requirements. As discussed in "Results of Operations," JM benefited from selling price improvements in building insulation and volume increases in several businesses, partially offset by higher fixed and raw material costs during the first three months of 2000. Operating activities also included cash outlays to build working capital for the construction season, which typically peaks during the third quarter. These cash usages were significantly lower in 1999 as the building insulation and mats and fibers businesses operated at full capacity. Compared with the first quarter of 1999, operating cash flows for 2000 were reduced by the January semi-annual interest payment on $200 million of senior notes, which were issued in July 1999.

Investing activities for the three months ended March 31, 2000 included $37.1 million for capital expenditures, principally to increase building and commercial and industrial insulation capacity, and to complete a furnace rebuild for mats and fibers. Estimated 2000 capital expenditures total approximately $178 million, excluding acquisitions, of which approximately $87 million relate to capacity expansion projects. As of March 31, 2000 outstanding purchase commitments for capital projects totaled $51 million.

Financing activities for the first quarter of 2000 consisted of net repayments of debt totaling $9.3 million and issuances of debt totaling $0.2 million. JM paid a regular quarterly dividend of $0.06 per common share totaling $8.9 million, and $0.06 per common share totaling $9.5 million, in the first quarter of 2000 and 1999, respectively. Financing activities for the first quarter of 1999 also included net repayments of debt totaling $6.3 million and issuances of debt totaling $9.6 million. JM also received $3.5 million from the exercise of stock options previously granted to employees in the first quarter of 1999.

Contingent Product Liability

Between 1988 and 1992 JM manufactured phenolic roofing insulation which may, under certain circumstances, contribute to the corrosion of metal decks on which it is installed. Since 1993 JM has had a program to inspect such metal decks and remediate where appropriate. JM has accrued for expected costs relating to future inspections, remediation and anticipated claims. These accruals are based on JM's historical experience regarding the incidence of corrosion and the cost of remediation and include a number of assumptions related to the types and remaining expected lives of roofs on which phenolic insulation has been installed. At March 31, 2000 JM had accruals of $23 million in connection with these anticipated costs.

JM has entered into reimbursement agreements with JM's liability carriers and the former owner of the phenolic roofing insulation business, which provide for reimbursement of certain future costs related to phenolic roofing insulation to be incurred by JM. At March 31, 2000 JM had receivables of $27 million in connection with the expected reimbursement of these anticipated costs.

On April 12, 2000 JM entered into a settlement agreement with representatives of a class consisting of substantially all building owners in the United States with JM's phenolic roof insulation installed on their metal roof decks. The settlement agreement, which provides for compensation to these owners, is subject to certain conditions, including court approval before becoming final. If the settlement agreement becomes final, JM expects to increase its accruals by an amount in the range of $35 million to $40 million. In addition, as such amount would be reimbursable under the reimbursement agreements, JM would correspondingly increase its receivables by a like amount. Such reimbursements could occur in periods subsequent to payments made under the settlement agreement.

Based on the information available to date and subject to the assumptions and agreements described above, JM does not believe that its costs associated with phenolic roofing insulation will have a material adverse effect on JM's financial condition, liquidity or results of operations.

Environmental Contingencies

At March 31, 2000 JM had remediation activities in progress at five sites, out of a total of 16 such sites for which JM has identified environmental conditions requiring remediation. In addition, JM has been identified as a potentially responsible party at 15 non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and

Liability Act ("CERCLA") or similar state legislation. Of these 15 sites, JM's potential liability for 13 sites will be determined pursuant to a global CERCLA order (the "Order") described in the following paragraph. Two of the sites may not be subject to the Order and, accordingly, JM could be jointly and severally liable for costs of remediating these sites. However, both sites have multiple potentially responsible parties working with the regulatory agencies. In addition, JM's disposal percentage is at or near the de minimis level at both sites. During 1999 JM settled its CERCLA and Resource Conservation and Recovery Act ("RCRA") liability at three sites under the Order, of which one is final.

In 1994 the U.S. government and JM settled certain litigation concerning JM's disposal activities prior to consummation of its plan of reorganization. The Order, which was made a court order, limits JM's future liability under both CERCLA and RCRA to 55 percent of its share of site-wide response costs and natural resources damages without regard to joint and several liability for disposals made by JM prior to consummation of JM's plan of reorganization. The Order resolved JM's liability at certain historical sites and also covers CERCLA and RCRA liability for other disposal sites at which the U.S. Environmental Protection Agency ("EPA") has incurred or may incur response costs and which were used by JM prior to consummation of the plan of reorganization. The Order provides that the amount JM will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year. The EPA and others from time to time commence cleanup activities at such sites and in the future the EPA and others may assert claims against JM with respect to such sites. JM believes that all such activities and claims, if any, will be subject to the Order.

As a result of factors such as changes in federal and state regulations, the application and effectiveness of remedial actions, the difficulty in assessing the extent of environmental contamination, and the allocation of costs among potentially responsible parties, actual costs to be incurred for environmental cleanup may vary from previous estimates. Subject to the uncertainties inherent in evaluating environmental exposures, and based on information presently available, including JM's historical remediation experience, currently enacted environmental laws and regulations, the Order and existing remediation technology, JM believes that if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on JM's financial condition, liquidity or results of operations.


JM believes that its current cash position, funds available under credit facilities and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, JM may need to access capital markets to pay the principal of its credit facilities and senior notes, or in connection with possible significant future acquisitions.

Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of JM contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning:

^   expected levels of capital spending,
^   expectations as to contingencies related to phenolic roofing insulation and environmental liabilities, and
^   the ability to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs,

constitute such forward-looking statements.  See "Liquidity and Capital
Resources."

Forward-looking statements of JM are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. Important factors relating to such risks and uncertainties are set forth below.

Factors that could affect the forward-looking statements generally are related to demand for JM's products, overall capacity levels in the industry and the overall competitive environment in which JM operates. These factors are discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in JM's Annual Report on Form 10-K for the year ended December 31, 1999.

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

For a discussion of factors concerning contingencies related to phenolic roofing insulation and environmental matters, see "Liquidity and Capital Resources - Contingent Product Liability and Environmental Contingencies."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

On May 12, 2000, the Company's Annual Meeting of Stockholders was held in Denver, Colorado and the following items were voted upon and approved by the stockholders.

     1.  The following Directors were elected by the stockholders:

         NAME                                 FOR              VOTE WITHHELD
         ----                                 ---              -------------
         Leo Benatar                       144,001,539            268,451
         Ernest H. Drew                    143,983,452            286,538
         Robert A. Falise                  143,116,860          1,153,130
         Todd Goodwin                      144,008,503            261,487
         Michael N. Hammes                 143,993,449            276,541
         Kathryn Rudie Harrigan            143,919,291            350,699
         Louis Klein, Jr.                  143,215,703          1,054,287
         Christian E. Markey, Jr.          143,340,727            929,263
         William E. Mayer                  144,014,042            255,948

     2. Approval of the appointment of the firm of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2000.

In addition, on May 12, 2000, Charles L. ("Jerry") Henry was reappointed as a Director and Chairman of the Board of Directors.

               For:     144,086,512     Against:         110,136
               Abstain:      73,342     Broker Non-Vote:     -0-

ITEM 5.   OTHER INFORMATION.
          ------------------

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

     (a)  Exhibits.
          --------

          Exhibit 10.1, Amendment No. 1 to Transition and Retirement Agreement between Johns Manville Corporation and Charles L. Henry dated March 31, 2000.

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



                                  JOHNS MANVILLE CORPORATION
                                  --------------------------
                                         (Registrant)


Date:  May 12, 2000               By: /s/  Kenneth L. Jensen
                                      ----------------------------------
                                           Kenneth L. Jensen
                                           Senior Vice President and
                                           Chief Financial Officer


Date:  May 12, 2000               By: /s/  D. Dion Persson
                                      -----------------------------------
                                           D. Dion Persson
                                           Vice President, Assistant
                                           General Counsel and Secretary