Form 10-Q
period 2000-06-30
JOHNS MANVILLE CORP /NEW/
filed 2000-08-14
CIK 355473

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    ------------

                          Commission file number 1-8247

                           JOHNS MANVILLE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                        84-0856796
 ---------------------------------                   ---------------------------
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

Yes  [X]      No  [ ]

         At August 7, 2000, there were 147,730,437 shares of the registrant's common stock outstanding.

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

                           JOHNS MANVILLE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                   (Unaudited)

                                                    June 30,      December 31,
                                                      2000           1999
                                                   -----------    ------------
    ASSETS
    Current Assets
      Cash and equivalents                         $    64,695    $     61,140
      Marketable securities, at cost,
       which approximates market                           144           3,633
      Receivables                                      317,341         283,102
      Inventories                                      158,995         160,340
      Prepaid expenses                                   7,255          10,714
      Deferred tax assets                               26,909          39,750
                                                   -----------    ------------
        Total Current Assets                           575,339         558,679

    Property, Plant and Equipment,
      net of accumulated depreciation
      of $742,981 and $718,545, respectively         1,068,467       1,040,343
    Deferred Tax Assets                                144,421         144,027
    Goodwill, net of accumulated amortization
      of $50,202 and $43,447, respectively             264,815         289,582
    Other Assets                                       266,704         257,002
                                                   -----------    ------------
                                                   $ 2,319,746    $  2,289,633
                                                   ===========    ============


    LIABILITIES
    Current Liabilities
      Short-term debt                              $    11,140    $     10,096
      Accounts payable                                 159,687         169,747
      Compensation and employee benefits                94,796         117,255
      Income taxes                                      46,768          16,065
      Other accrued liabilities                         87,025          97,847
                                                   -----------    ------------
        Total Current Liabilities                      399,416         411,010

    Long-Term Debt, less current portion               472,484         503,148
    Postretirement Benefits Other Than Pensions        181,918         177,836
    Deferred Income Taxes and Other
      Noncurrent Liabilities                           319,531         329,339
                                                   -----------    ------------
                                                     1,373,349       1,421,333
                                                   -----------    ------------

    Commitments and Contingencies

    STOCKHOLDERS' EQUITY
    Common Stock                                         1,647           1,646
    Capital in Excess of Par Value                     556,926         552,549
    Treasury Stock, at cost                           (229,851)       (229,851)
    Unearned Stock Compensation                         (3,344)         (2,511)
    Retained Earnings                                  606,143         533,879
    Accumulated Other Comprehensive Income              14,876          12,588
                                                   -----------    ------------
                                                       946,397         868,300
                                                   -----------    ------------
                                                   $ 2,319,746    $  2,289,633
                                                   ===========    ============


    See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                    Three Months                 Six Months
                                                   Ended June 30,               Ended June 30,
                                            --------------------------    --------------------------
                                               2000           1999           2000           1999
                                            -----------    -----------    -----------    -----------
Net Sales                                   $   554,317    $   558,852    $ 1,071,185    $ 1,054,610
Cost of Sales                                   397,264        396,953        777,454        756,882
Selling, General and Administrative              46,374         46,261         90,650        100,012
Research, Development
   and Engineering                                8,798         10,373         17,064         20,087
Plant Consolidation Charges (Note 3)             18,837                        18,837
Other Income (Expense), net                      (3,942)        (6,089)       (11,548)       (13,446)
                                            -----------    -----------    -----------    -----------
Income from Operations                           79,102         99,176        155,632        164,183
Interest Income                                   2,239            536          3,163          1,164
Interest Expense                                  7,148          7,271         14,640         14,915
                                            -----------    -----------    -----------    -----------
Income before Income Taxes and
   Extraordinary Item                            74,193         92,441        144,155        150,432
Income Tax Expense (Note 4)                      29,335         12,046         54,172         32,343
                                            -----------    -----------    -----------    -----------
Income before Extraordinary Item                 44,858         80,395         89,983        118,089
Extraordinary Loss on Early
   Extinguishment of Debt,
   net of tax (Note 5)                                          (5,758)                       (5,758)
                                            -----------    -----------    -----------    -----------
Net Income                                  $    44,858    $    74,637    $    89,983    $   112,331
                                            ===========    ===========    ===========    ===========

Comprehensive Income                        $    43,079    $    79,520    $    92,271    $   124,437
                                            ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE (Note 6)
Basic:
Income before Extraordinary Item            $       .30    $       .51    $       .61    $       .74
Extraordinary Loss on Early
   Extinguishment of Debt,
   net of tax (Note 5)                                            (.04)                         (.04)
                                            -----------    -----------    -----------    -----------
Net Income                                  $       .30    $       .47    $       .61    $       .70
                                            ===========    ===========    ===========    ===========
Diluted:
Income before Extraordinary Item            $       .30    $       .50    $       .60    $       .73
Extraordinary Loss on Early
   Extinguishment of Debt,
   net of tax (Note 5)                                            (.04)                         (.04)
                                            -----------    -----------    -----------    -----------
Net Income                                  $       .30    $       .46    $       .60    $       .69
                                            ===========    ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                          Six Months
                                                        Ended June 30,
                                                    ----------------------
                                                      2000         1999
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  89,983    $ 112,331
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                       58,206       57,404
   Deferred taxes                                      15,718       11,153
   Plant consolidation charges                         18,393
   Pension and postretirement benefits, net             6,124        9,878
   Other, net                                           2,322        7,509
(Increase) decrease in current assets:
   Receivables                                        (32,054)     (39,871)
   Inventories                                           (608)      12,929
   Prepaid expenses                                     3,466         (329)
Increase (decrease) in current liabilities:
   Accounts payable                                       115        9,724
   Compensation and employee benefits                 (20,983)      (4,920)
   Income taxes                                        31,277       (3,286)
   Other accrued liabilities                          (21,934)      (8,676)
Change in other noncurrent liabilities                 (9,873)      (5,028)
                                                    ---------    ---------
Net cash provided by operating activities             140,152      158,818
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment            (91,221)     (65,032)
Proceeds from sales of assets                              92           15
Purchases of held-to-maturity securities                            (1,014)
Purchases of available-for-sale securities             (4,557)      (4,507)
Proceeds from maturities of held-to-maturity
   securities                                             513        3,688
Proceeds from sales or maturities of
   available-for-sale securities                        4,794        5,160
Increase in other assets                               (3,218)      (5,180)
                                                    ---------    ---------
Net cash used in investing activities                 (93,597)     (66,870)
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit facilities, net                      (23,045)     (30,059)
Issuances of debt                                         431        9,200
Payments on debt                                       (1,578)     (36,029)
Dividends on common stock                             (17,707)     (19,078)
Treasury and other stock transactions                   1,295        4,640
                                                    ---------    ---------
Net cash used in financing activities                 (40,604)     (71,326)
                                                    ---------    ---------

Effect of Exchange Rate Changes on Cash                (2,396)        (536)
                                                    ---------    ---------
Net Increase in Cash and Equivalents                    3,555       20,086
Cash and Equivalents at Beginning of Period            61,140       12,350
                                                    ---------    ---------
Cash and Equivalents at End of Period               $  64,695    $  32,436
                                                    =========    =========

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The condensed consolidated financial statements of Johns Manville Corporation ("JM") as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. JM has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding JM's accounting policies, operations and financial position is contained or incorporated in JM's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

Note 1 - Definitive Merger Agreement

On June 23, 2000, JM announced that it had entered into a definitive merger agreement with an investor group led by affiliates of Hicks, Muse, Tate & Furst Incorporated and Bear Stearns Merchant Banking. If the merger is completed, each outstanding share of JM common stock, other than some shares of common stock to be converted into shares of common stock of the surviving corporation by the Manville Personal Injury Settlement Trust (the "Trust") and some members of JM management, will be converted into the right to receive $13.625 in cash and 0.02 of a share of a 13 percent pay-in-kind preferred stock having a liquidation preference of $100 per full share. The conversion into the right to receive cash and pay-in-kind preferred stock will be recorded as a treasury stock transaction. In addition, the merger will be accounted for as a recapitalization; therefore, the historical bases of JM's assets and liabilities will not be affected by the transaction. The transaction is expected to close before the end of the year, subject to various conditions, including receipt of financing and shareholder and regulatory approvals.

Note 2 - Inventories

The major classes of inventories were as follows:

                                   (Thousands of dollars)
                                   June 30,    December 31,
                                     2000          1999
                                  ----------   ------------
Finished goods                    $  104,329   $    102,924
Raw materials and supplies            41,363         44,874
Work-in-process                       13,303         12,542
                                  ----------   ------------
                                  $  158,995   $    160,340
                                  ==========   ============

Note 3 - Plant Consolidation Charges

In connection with a rationalization process which commenced in the second quarter of 2000, JM recorded pretax plant consolidation charges totaling $18.8 million, of which $18.4 million related to Roofing Systems and $0.4 million related to Engineered Products. Plant consolidation charges in Roofing Systems were due to the closure of certain manufacturing and warehouse facilities. The purpose of these closures is to increase productivity by eliminating certain operations and consolidating others into existing facilities. These charges include the noncash write-down of related assets to net realizable values, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of," totaling $16.9 million and other closure costs of $1.5 million requiring cash outlays of which the majority will be settled in 2000. The asset write-downs include $10.6 million of goodwill related to the facility closures and $6.3 million for fixed and other assets, net of anticipated sales proceeds. The $1.5 million of other closure costs include $1 million for the separation of 93 hourly and 28 salaried employees. These actions are expected to reduce annual operating costs in Roofing Systems by approximately $8 million to $9 million, without negatively impacting JM's revenue. During the second quarter, JM spent $0.8 million in cash related to the closure costs, which resulted in a liability of $0.7 million as of June 30, 2000.

For Engineered Products, reviews were initiated during the second quarter of 2000 for the purpose of identifying areas where efficiencies could be improved by re-engineering and streamlining certain manufacturing and administrative processes. Consequently, plant consolidation charges related to outside consulting and business design services were incurred during the second quarter. All of the actions described above are part of an ongoing process as JM continues to evaluate its operations.

Note 4 - Income Taxes

JM's year-to-date effective tax rates were approximately 38 percent in 2000 and 22 percent in 1999. JM receives a tax deduction and a related reduction in its effective tax rate for all payments JM makes to the Trust and for all proceeds the Trust receives from sales of JM's common stock at the time such payments or proceeds are transferred to a special designated settlement fund of the Trust or paid to claimants.

JM's income tax expense of $32.3 million for the first six months of 1999 reflects benefits from the July 1999 Trust stock sale proceeds (see Note 6); there was no such Trust stock sale in 2000. JM's first quarter 1999 income tax expense of $20.3 million at an effective rate of 35 percent did not include such benefits as Trust stock sale proceeds were not anticipated at that time. Consequently, income tax expense for the second quarter of 1999 was $12 million representing a 13 percent effective tax rate.

Note 5 - Debt

In order to reduce the aggregate risk of higher interest expense caused by increases in interest rates on JM's variable interest rate debt, JM has entered into interest rate swaps with notional values totaling approximately $94 million. At June 30, 2000, the fair market value of these instruments reflected unrecognized gains of approximately $0.7 million.

On June 30, 1999, JM prepaid bonds payable to the Trust in the principal amount of $23.9 million, resulting in a loss on the early extinguishment of debt of $5.8 million, net of taxes of $3.6 million. These bonds consisted of a series of fixed payments totaling $75 million in each of 2013 and 2014, discounted at 13 percent.

Note 6 - Earnings Per Common Share and Equity

Basic and diluted earnings per common share amounts were determined using the reported net income and the following weighted average number of common shares:

                    Second Quarter              First Six Months
                  2000          1999          2000          1999
              ------------  ------------  ------------  ------------
  Basic        148,295,000   160,233,000   148,268,000   160,095,000
  Diluted      148,862,000   161,536,000   148,756,000   161,891,000

The difference between basic and diluted weighted average shares outstanding is due to stock options and deferred stock rights. JM paid regular quarterly dividends of $0.06 per common share totaling $8.9 million, and $0.12 per common share totaling $17.7 million, in the second quarter and first six months of 2000, respectively. JM paid regular quarterly dividends of $0.06 per common share totaling $9.6 million, and $0.12 per common share totaling $19.1 million, for the second quarter and first six months of 1999, respectively.

In July 1999, JM purchased 12.2 million shares of its common stock from the Trust at $13.675 per share. Accordingly, treasury stock, at cost, of $166.8 million was recorded in the third quarter of 1999.

Note 7 - Commitments and Contingencies

Contingent Product Liability

Between 1988 and 1992 JM manufactured phenolic roofing insulation which may, under certain circumstances, contribute to the corrosion of metal decks on which it is installed. Since 1993 JM has had a program to inspect such metal decks and remediate where appropriate. JM has accrued for expected costs relating to future inspections, remediation and anticipated claims. These accruals are based on JM's historical experience regarding the incidence of corrosion and the cost of remediation and include a number of assumptions related to the types and remaining expected lives of roofs on which phenolic insulation has been installed. At June 30, 2000 JM had accruals of $21.9 million in connection with these anticipated costs.

JM has entered into reimbursement agreements with JM's liability carriers and the former owner of the phenolic roofing insulation business, which provide for reimbursement of certain future costs related to phenolic roofing insulation to be incurred by JM. At June 30, 2000 JM had receivables of $29.5 million in connection with the expected reimbursement of these anticipated costs.

On April 12, 2000 JM entered into a settlement agreement with representatives of a class consisting of substantially all building owners in the United States with JM's phenolic roof insulation installed on their metal roof decks. The settlement agreement, which provides for compensation to these owners, is subject to certain conditions, including court approval before becoming final. A final court hearing is scheduled for December 13, 2000.

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

Environmental Contingencies

At June 30, 2000, JM had remediation activities in progress at five sites, out of a total of 17 such sites, for which JM has identified environmental conditions requiring remediation. In addition, JM has been identified as a potentially responsible party at 15 sites JM did not own or operate under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 15 sites, JM's potential liability for 13 sites will be determined pursuant to the settlement agreement described in the following paragraph. Two of the sites may not be subject to the settlement agreement and, accordingly, JM could be jointly and severally liable for costs of remediating these sites.

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

Note 9 - Business Segment Information

JM reports separately the results of the Insulation, Roofing Systems and Engineered Products segments. The Insulation segment consists of JM's building, commercial and industrial and original equipment manufacturers ("OEM") insulation businesses. The Roofing Systems segment consists of JM's commercial and industrial roofing systems business. The Engineered Products segment consists of JM's mats and fibers, glass fabrics and air filtration businesses.

                                                            (Thousands of dollars)
                                                                Three Months
                                                               Ended June 30,
                                                         ----------------------------
NET SALES                                                    2000            1999
                                                         ------------    ------------
Insulation                                               $    205,104    $    203,020
Roofing Systems                                               160,771         162,122
Engineered Products                                           199,447         204,579
Eliminations                                                  (11,005)        (10,869)
                                                         ------------    ------------
                                                         $    554,317    $    558,852
                                                         ============    ============

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM
Income from Operations:
   Insulation                                            $     44,854    $     44,538
   Roofing Systems                                             (2,578)         16,766
   Engineered Products                                         36,826          37,872
                                                         ------------    ------------
Income from Operations                                         79,102          99,176
Interest Income                                                 2,239             536
Interest Expense                                                7,148           7,271
                                                         ------------    ------------
Income before Income Taxes and Extraordinary Item        $     74,193    $     92,441
                                                         ============    ============


                                                                 Six Months
                                                                Ended June 30,
                                                         ----------------------------
NET SALES                                                    2000            1999
                                                         ------------    ------------
Insulation                                               $    406,979    $    396,002
Roofing Systems                                               295,664         283,960
Engineered Products                                           388,268         395,127
Eliminations                                                  (19,726)        (20,479)
                                                         ------------    ------------
                                                         $  1,071,185    $  1,054,610
                                                         ============    ============

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM
Income from Operations:
   Insulation                                            $     87,963    $     83,643
   Roofing Systems                                              1,653          21,472
   Engineered Products                                         66,016          59,068
                                                         ------------    ------------
Income from Operations                                        155,632         164,183
Interest Income                                                 3,163           1,164
Interest Expense                                               14,640          14,915
                                                         ------------    ------------
Income before Income Taxes and Extraordinary Item        $    144,155    $    150,432
                                                         ============    ============

Net sales included in Eliminations relate principally to intersegment sales from the Engineered Products segment to the Roofing Systems segment at prices approximating market.

ITEM 2.

                           JOHNS MANVILLE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales in the second quarter of 2000 decreased slightly to $554.3 million from $558.9 million for the same period of 1999. Gross profit decreased $4.8 million to $157.1 million from $161.9 million. The gross profit margin for the second quarter of 2000 decreased to 28.3 percent compared with 29 percent for the same period of 1999 primarily due to increased raw material and energy costs. Selling, general and administrative and research, development and engineering expenses, combined, decreased $1.5 million, or 2.6 percent, to $55.2 million in 2000, and were slightly lower as a percentage of sales at 10 percent. Other expense, net, for the second quarter of 2000 decreased $2.2 million to $3.9 million compared with $6.1 million for the same period of 1999, reflecting a pension premium refund for certain foreign plans. Excluding plant consolidation charges discussed below, income from operations for the second quarter of 2000 was $97.9 million, down slightly, compared with $99.2 million for the second quarter of 1999.

Net sales in the first half of 2000 increased $16.6 million, or 1.6 percent, to $1,071.2 million from $1,054.6 million for the same period of 1999. Gross profit decreased $4 million to $293.7 million from $297.7 million. The gross profit margin for the first half of 2000 decreased to 27.4 percent from 28.2 percent for 1999 primarily due to increased raw material and energy costs. Selling, general and administrative and research, development and engineering expenses, combined, decreased $12.4 million, or 10.3 percent, to $107.7 million in 2000, and were lower as a percentage of sales at 10.1 percent compared with 11.4 percent for 1999. This improvement was due, in part, to reduced administrative expenses resulting from cost control measures; and lower 2000 research and development, and pension expenses. Other expense, net, for the first half of 2000 decreased $1.9 million to $11.5 million compared with $13.4 million for the same period of 1999 due primarily to a pension premium refund for certain foreign plans. Income from operations for the first half of 2000, excluding plant consolidation charges, was $174.5 million, up 6.3 percent, compared with $164.2 million for 1999.

Insulation Segment

Net sales increased slightly to $205.1 million for the second quarter of 2000 from $203 million in 1999. Income from operations for the segment increased slightly to $44.9 million for the second quarter of 2000 from $44.5 million in 1999, due to reduced selling, general and administrative expenses, partially offset by increased energy and other costs. Higher pricing in the segment compared with the same period of 1999, although lower than fourth quarter 1999 levels, was offset by reduced volume due to a modest slow down in building activity.

For the first half of 2000, net sales increased $11 million, or 2.8 percent, to $407 million from $396 million in 1999. For the same period, income from operations increased $4.4 million, or 5.2 percent, to $88 million from $83.6 million in 1999, due to reduced selling, general and administrative expenses, partially offset by increased energy and other costs. Higher pricing in the segment compared with the same period of 1999, although lower than fourth quarter 1999 levels, was more than offset by reduced volume due to a modest slow down in building activity.

Roofing Systems Segment

Net sales declined slightly to $160.8 million for the second quarter of 2000 from $162.1 million for the second quarter of 1999. Excluding plant consolidation charges of $18.4 million discussed below, income from operations for the second quarter declined $1 million, or 5.7 percent, to $15.8 million from $16.8 million for the same period in 1999. Price increases implemented early in the quarter for polyiso foam, membranes and perlite board products; and market share gains were offset by softness in the commercial and industrial roofing markets. This segment also experienced significantly higher costs for petroleum-based raw materials such as asphalt and vinyl in particular, and higher energy costs during the second quarter of 2000.

For the six months ended June 30, 2000, net sales increased $11.7 million, or
4.1 percent, to $295.7 million compared with $284 million for the same period of 1999. Income from operations, excluding plant consolidation charges, declined $1.5 million, or 6.6 percent, to $20 million from $21.5 million for the same period of 1999. Significant volume growth, along with the incremental impacts of a third quarter 1999 acquisition, were slightly offset by pricing pressures experienced during the first quarter of 2000. This segment also experienced higher costs for petroleum-based raw materials such as asphalt and vinyl in particular, and higher energy costs.

Engineered Products Segment

Net sales decreased $5.2 million, or 2.5 percent, to $199.4 million in the second quarter of 2000 compared with $204.6 million for 1999. Excluding plant consolidation charges of $0.4 million discussed below, income from operations for the second quarter of 2000 declined slightly to $37.3 million compared with $37.9 million in 1999. These declines were due to significantly higher raw material, particularly polymers, and energy costs, along with the unfavorable currency translation impacts, partially offset by volume gains in most of the businesses. In addition, while volumes in many European product lines, especially in the spunbond business, improved during the second quarter, the impact of unfavorable currency exchanges resulted in an overall decline in reported European net sales. Without the impact of currency, net sales for this segment would have been slightly higher in the second quarter of 2000 compared with the same period of 1999. A slowdown in the North American housing construction market led to reduced demand for U.S. mats and fibers products. Net sales in filtration for the second quarter of 2000 reflected strong volumes for microfibers, offset by competitive pricing pressures, compared with 1999.

For the first half of 2000, net sales decreased $6.8 million, or 1.7 percent, to $388.3 million from $395.1 million. Income from operations, excluding plant consolidation charges, increased $7.4 million, or 12.5 percent, to $66.5 million for 2000 from $59.1 million in 1999. These increases were driven by first half volume gains across most businesses, and solid manufacturing performance in both the U.S. and Europe. The European mats and fibers business generated strong volumes; however, unfavorable currency comparisons resulted in a decline in reported European net sales for the first six months of 2000. Without the impact of currency, net sales for this segment would have been slightly higher for the first six months of 2000 compared with the same period of 1999. Net sales in U.S. mats and fibers were flat for the first six months as the second quarter slowdown in the North American housing construction market offset strong first quarter demand in roofing mats, specialty mats and base fibers. Net sales for filtration increased slightly in 2000 compared with 1999 as volume improvements for microfibers were, for the most part, offset by competitive pricing pressures.

Plant Consolidation Charges

In connection with a rationalization process which commenced in the second quarter of 2000, JM recorded pretax plant consolidation charges totaling $18.8 million, of which $18.4 million related to Roofing Systems and $0.4 million related to Engineered Products. Plant consolidation charges in Roofing Systems were due to the closure of certain manufacturing and warehouse facilities. The purpose of these closures is to increase productivity by eliminating certain operations and consolidating others into existing facilities. These charges include the noncash write-down of related assets to net realizable values, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of," totaling $16.9 million and other closure costs of $1.5 million requiring cash outlays of which the majority will be settled in 2000. The asset write-downs include $10.6 million of goodwill related to the facility closures and $6.3 million for fixed and other assets, net of anticipated sales proceeds. The $1.5 million of other closure costs include $1 million for the separation of 93 hourly and 28 salaried employees. These actions are expected to reduce annual operating costs in Roofing Systems by approximately $8 million to $9 million, without negatively impacting JM's revenue. During the second quarter, JM spent $0.8 million in cash related to the closure costs, which resulted in a liability of $0.7 million as of June 30, 2000.

For Engineered Products, reviews were initiated during the second quarter of 2000 for the purpose of identifying areas where efficiencies could be improved by re-engineering and streamlining certain manufacturing and administrative processes. Consequently, plant consolidation charges related to outside consulting and business design services were incurred during the second quarter. All of the actions described above are part of an ongoing process as JM continues to evaluate its operations.

Interest Expense, net

Interest expense, net of interest income, decreased $1.8 million, or 27.1 percent, to $4.9 million for the second quarter of 2000 compared with $6.7 million in 1999. Interest expense, net, decreased $2.3 million, or 16.5 percent, to $11.5 million for the first six months of 2000 compared with the same period of 1999. Interest expense, net, was lower in both periods due to higher levels of cash investments, higher average investment rates and lower debt balances, partially offset by higher average borrowing rates.

Income Taxes

JM's year-to-date effective tax rates were approximately 38 percent in 2000 and 22 percent in 1999. JM receives a tax deduction and a related reduction in its effective tax rate for all payments JM makes to the Manville Personal Injury Settlement Trust (the "Trust") and for all proceeds the Trust receives from sales of JM's common stock at the time such payments or proceeds are transferred to a special designated settlement fund of the Trust or paid to claimants.

JM's income tax expense of $32.3 million for the first six months of 1999 reflects benefits from the July 1999 Trust stock sale proceeds; there was no such Trust stock sale in 2000. JM's first quarter 1999 income tax expense of $20.3 million at an effective rate of 35 percent did not include such benefits as Trust stock sale proceeds were not anticipated at that time. Consequently, income tax expense for the second quarter of 1999 was $12 million representing a 13 percent effective tax rate.

Extraordinary Loss on Early Extinguishment of Debt

On June 30, 1999, JM prepaid bonds payable to the Trust in the principal amount of $23.9 million, resulting in a loss on the early extinguishment of debt of $5.8 million ($0.04 per share), net of taxes of $3.6 million. These bonds consisted of a series of fixed payments totaling $75 million in each of 2013 and 2014, discounted at 13 percent.

Net Income

Due to the factors discussed above, JM's net income for the second quarter of 2000 was $44.9 million, or $0.30 per diluted share, compared with net income for the second quarter of 1999 of $74.6 million, or $0.46 per diluted share. Year-to-date net income for 2000 was $90 million, or $0.60 per diluted share compared with net income for the same period of 1999 of $112.3 million, or $0.69 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

JM's agreements with its lenders contain financial and general covenants. These include, among other things, limitations on borrowings, investments and asset dispositions, and maintenance of various financial ratios. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by JM and its subsidiaries. At June 30, 2000, JM was in compliance with these covenants.

At June 30, 2000, JM had net working capital of $175.9 million, including cash and marketable securities totaling $64.8 million. Total cash and marketable securities located outside the U.S. and Canada were approximately $14.5 million. At June 30, 2000, JM had approximately $481 million available under its $750 million unsecured multicurrency revolving credit facilities. JM's international subsidiaries had additional borrowing and working capital credit facilities totaling approximately $18.3 million, of which $11 million was available at June 30, 2000. These facilities are primarily unsecured, with the balance collateralized by certain international receivables.

Operating activities provided $140.2 million of cash during the first six months of 2000. Net operating activities for the same period of 1999 provided $158.8 million, including the premium on the prepayment of the bond payable to the Trust. Cash flows from operating activities are primarily influenced by selling prices, sales volume and working capital requirements. As discussed in "Results of Operations," JM benefited from higher selling prices in the Insulation segment and selling price improvements for polyiso foam, membranes and perlite board products. However, a slowdown in U.S. building activity, and commercial and industrial roofing markets caused volumes to decline in the Insulation segment, U.S. mats and fibers and in the Roofing Systems segment. Continuing softness in U.S. construction markets, combined with higher costs for petroleum-based raw materials such as asphalt, vinyl and polymers; and higher energy costs may adversely affect our results of operations for the remainder of 2000 compared with results in the comparable periods of 1999. Operating activities also included cash outlays to build working capital for the construction season, which typically peaks during the third quarter. Such cash usages were significantly lower in 1999 due to lower inventory builds resulting from high levels of demand in building insulation and mats and fibers as these businesses operated at full capacity. The first six months of 2000 also reflected higher spending for JM's reimbursable phenolic inspection and remediation program; and higher demolition spending on a previously closed facility; partially offset by lower 2000 income tax payments.

Investing activities for the six months ended June 30, 2000 included $91.2 million for capital expenditures, principally to increase building insulation capacity and to complete a furnace rebuild for mats and fibers.

Investing activities for the six months ended June 30, 1999 included $65 million for capital expenditures, principally to increase building insulation capacity and to complete a furnace rebuild for mats and fibers. Estimated 2000 capital expenditures are approximately $170 million excluding acquisitions, of which approximately $87 million relate to capacity expansion projects. As of June 30, 2000, outstanding purchase commitments for capital projects totaled $38 million.

Financing activities for the first half of 2000 consisted of net repayments of debt totaling $24.6 million and issuances of debt totaling $0.4 million, resulting in a total debt balance at June 30, 2000 of $483.6 million compared with $513.2 million at December 31, 1999. In addition, JM paid dividends of $0.12 per common share totaling $17.7 million. JM's financing activities for the first half of 1999 reflected net repayments of debt totaling $66.1 million, including the prepayment of $23.9 million of the bond payable to the Trust discussed above. JM also borrowed, and subsequently repaid, $8.9 million under foreign facilities. As a result, JM's total debt decreased to $499.7 million as of June 30, 1999 from $591.9 million at December 31, 1998. In addition, JM paid dividends of $0.12 per common share totaling $19.1 million, and received $4.6 million during the first half of 1999 from the exercise of stock options previously granted to employees.

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

Contingent Product Liability

Between 1988 and 1992 JM manufactured phenolic roofing insulation which may, under certain circumstances, contribute to the corrosion of metal decks on which it is installed. Since 1993 JM has had a program to inspect such metal decks and remediate where appropriate. JM has accrued for expected costs relating to future inspections, remediation and anticipated claims. These accruals are based on JM's historical experience regarding the incidence of corrosion and the cost of remediation and include a number of assumptions related to the types and remaining expected lives of roofs on which phenolic insulation has been installed. At June 30, 2000 JM had accruals of $21.9 million in connection with these anticipated costs.

JM has entered into reimbursement agreements with JM's liability carriers and the former owner of the phenolic roofing insulation business, which provide for reimbursement of certain future costs related to phenolic roofing insulation to be incurred by JM. At June 30, 2000 JM had receivables of $29.5 million in connection with the expected reimbursement of these anticipated costs.

On April 12, 2000 JM entered into a settlement agreement with representatives of a class consisting of substantially all building owners in the United States with JM's phenolic roof insulation installed on their metal roof decks. The settlement agreement, which provides for compensation to these owners, is subject to certain conditions, including court approval before becoming final. A final court hearing is scheduled for December 13, 2000.

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

Environmental Contingencies

At June 30, 2000, JM had remediation activities in progress at five sites, out of a total of 17 such sites, for which JM has identified environmental conditions requiring remediation. In addition, JM has been identified as a potentially responsible party at 15 sites JM did not own or operate under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 15 sites, JM's potential liability for 13 sites will be determined pursuant to the settlement agreement described in the following paragraph. Two of the sites may not be subject to the settlement agreement and, accordingly, JM could be jointly and severally liable for costs of remediating these sites.

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


JM believes that its current cash position, funds available under credit facilities, and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, JM may need to access capital markets to pay the principal of its credit facilities, or in connection with share repurchases or possible significant acquisitions.

Definitive Merger Agreement

On June 23, 2000, JM announced that it had entered into a definitive merger agreement with an investor group led by affiliates of Hicks, Muse, Tate & Furst Incorporated and Bear Stearns Merchant Banking. If the merger is completed, each outstanding share of JM common stock, other than some shares of common stock to be converted into shares of common stock of the surviving corporation by the Trust and some members of JM management, will be converted into the right to receive $13.625 in cash and 0.02 of a share of a 13 percent pay-in-kind preferred stock having a liquidation preference of $100 per full share. The conversion into the right to receive cash and pay-in-kind preferred stock will be recorded as a treasury stock transaction. In addition, the merger will be accounted for as a recapitalization; therefore, the historical bases of JM's assets and liabilities will not be affected by the transaction. The transaction is expected to close before the end of the year, subject to various conditions, including receipt of financing and shareholder and regulatory approvals.

It is expected that the merger will be financed primarily through the issuance of debt, resulting in levels substantially exceeding JM's June 30, 2000 reported debt balances of $483.6 million. Therefore, future debt service requirements could materially impact liquidity, while also resulting in significantly higher reported interest expenses. The merger will result in the sale of substantially all of the Trust's investment in JM stock, which is anticipated to generate significant U.S. federal and state tax benefit loss carryforwards. When recognized upon the finalization of the merger, these carryforwards would substantially increase recorded deferred tax assets.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of JM contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning:

o        expected levels of capital spending,

o expectations as to contingencies related to phenolic roofing insulation and environmental liabilities,

o the expected future impacts of plant consolidation charges taken in the second quarter of 2000,

o the impact of continuing softness in U.S. construction markets, combined with higher costs for petroleum-based raw materials and higher energy costs,

o        the impact of the definitive merger agreement, and

o the ability to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs,

constitute such forward-looking statements. See "Liquidity and Capital
Resources."

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ from those contemplated by the forward-looking statements, include, among others, the following:

o        fluctuations in demand for JM's products generally;

o the effect of overall capacity levels in the building products markets served by JM;

o the cyclical nature of the building products industry, which is influenced by general economic conditions and other macroeconomic factors such as the general rate of inflation, interest rates, and employment rates that affect demand in residential and commercial, industrial and residential construction markets;

o fluctuations in the cost of raw materials and energy sources used by JM;

o        the occupational health and safety aspects of JM's products; and

o        the financial condition of JM's customers.

Factors that could affect JM's expected levels of capital spending, ability to satisfy debt service requirements, ongoing capital expansion program and other ongoing operating costs, include, without limitation, the general factors noted above, the level of cash flow generated by JM and the ability of JM to otherwise fund such commitments, which in turn could be affected by general U.S. and international economic conditions as well as financial market conditions, including the slowdown in the North American housing construction market described above. In addition, JM's expansion activities could be affected by risks inherent in large capital projects.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         Exhibit 10.1, Amendment No. 2 to Transition and Retirement Agreement between Johns Manville Corporation and Charles L. Henry dated June 22, 2000.

         Exhibit 10.2, Amendment to Employment Agreement between Thomas L. Caltrider and Johns Manville International, Inc. and Johns Manville Corporation dated June 22, 2000.

         Exhibit 10.3, Amendment to Employment Agreement between Kenneth L. Jensen and Johns Manville International, Inc. and Johns Manville Corporation dated June 22, 2000.

         Exhibit 10.4, Amendment to Employment Agreement between Harvey L. Perry, Jr. and Johns Manville International, Inc. and Johns Manville Corporation dated June 22, 2000.

         Exhibit 27, Financial Data Schedule.

     (b) Form 8-K.

         On June 27, 2000, the Company filed with the Securities and Exchange Commission a current report on Form 8-K dated June 22, 2000, regarding the Agreement and Plan of Merger among Johns Manville Corporation, HB Merger LLC and HB Finance LLC and related agreements and the transactions contemplated hereby.

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



                                        JOHNS MANVILLE CORPORATION
                                        --------------------------
                                                (Registrant)



Date:  August 14, 2000                  By:  /s/ Kenneth L. Jensen
                                           ---------------------------------
                                                 Kenneth L. Jensen
                                                 Senior Vice President and
                                                 Chief Financial Officer




Date:  August 14, 2000                  By:  /s/ D. Dion Persson
                                           ---------------------------------
                                                 D. Dion Persson
                                                 Vice President, Assistant
                                                 General Counsel and Secretary

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------
  10.1            Amendment No. 2 to Transition and Retirement Agreement between
                  Johns Manville Corporation and Charles L. Henry dated June 22,
                  2000.

  10.2 Amendment to Employment Agreement between Thomas L. Caltrider and Johns Manville International, Inc. and Johns Manville
                  Corporation dated June 22, 2000.

  10.3 Amendment to Employment Agreement between Kenneth L. Jensen and Johns Manville International, Inc. and Johns Manville
                  Corporation dated June 22, 2000.

  10.4            Amendment to Employment Agreement between Harvey L. Perry, Jr.
                  and Johns Manville International, Inc. and Johns Manville
                  Corporation dated June 22, 2000.

  27              Financial Data Schedule.