Form 10-Q
period 2000-09-30
JOHNS MANVILLE CORP /NEW/
filed 2000-11-13
CIK 355473

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Yes  [X]    No  [ ]

         At November 7, 2000, there were 147,735,490 shares of the registrant's common stock outstanding.

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

                           JOHNS MANVILLE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                   (Unaudited)


                                                                 September 30,     December 31,
                                                                     2000             1999
                                                                 -------------     ------------
ASSETS

Current Assets
  Cash and equivalents                                            $   140,629      $    61,140
  Marketable securities, at cost,
   which approximates market                                              136            3,633
  Receivables                                                         300,540          283,102
  Inventories                                                         147,364          160,340
  Prepaid expenses                                                      8,874           10,714
  Deferred tax assets                                                  14,757           39,750
                                                                  -----------      -----------
    Total Current Assets                                              612,300          558,679

Property, Plant and Equipment,
  net of accumulated depreciation
  of $763,150 and $718,545, respectively                            1,052,810        1,040,343
Deferred Tax Assets                                                   144,506          144,027
Goodwill, net of accumulated amortization
  of $54,050 and $43,447, respectively                                262,130          289,582
Other Assets                                                          259,107          257,002
                                                                  -----------      -----------
                                                                  $ 2,330,853      $ 2,289,633
                                                                  ===========      ===========

LIABILITIES

Current Liabilities
  Short-term debt                                                 $    10,573      $    10,096
  Accounts payable                                                    155,715          169,747
  Compensation and employee benefits                                   99,450          117,255
  Income taxes                                                         56,421           16,065
  Other accrued liabilities                                            88,882           97,847
                                                                  -----------      -----------
    Total Current Liabilities                                         411,041          411,010

Long-Term Debt, less current portion                                  444,384          503,148
Postretirement Benefits Other Than Pensions                           178,643          177,836
Deferred Income Taxes and Other
 Noncurrent Liabilities                                               307,856          329,339
                                                                  -----------      -----------
                                                                    1,341,924        1,421,333
                                                                  -----------      -----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Common Stock                                                            1,647            1,646
Capital in Excess of Par Value                                        557,056          552,549
Treasury Stock, at cost                                              (229,851)        (229,851)
Unearned Stock Compensation                                            (2,500)          (2,511)
Retained Earnings                                                     643,587          533,879
Accumulated Other Comprehensive Income                                 18,990           12,588
                                                                  -----------      -----------
                                                                      988,929          868,300
                                                                  -----------      -----------
                                                                  $ 2,330,853      $ 2,289,633
                                                                  ===========      ===========

See Notes to Condensed Consolidated Financial Statements

                           JOHNS MANVILLE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                  Three Months                      Nine Months
                                              Ended September 30,               Ended September 30,
                                         ----------------------------      ----------------------------
                                             2000             1999             2000             1999
                                         -----------      -----------      -----------      -----------
Net Sales                                $   540,191      $   569,331      $ 1,611,376      $ 1,623,941
Cost of Sales                                392,899          403,708        1,170,353        1,160,590
Selling, General and Administrative           42,752           49,053          133,402          149,065
Research, Development
  and Engineering                              8,459            9,858           25,523           29,945
Plant Consolidation Charges (Note 2)          15,420                            34,257
Other Income (Expense), net                   (5,000)          (8,176)         (16,548)         (21,622)
                                         -----------      -----------      -----------      -----------
Income from Operations                        75,661           98,536          231,293          262,719
Interest Income                                2,279              707            5,442            1,871
Interest Expense                               6,824            9,071           21,464           23,986
                                         -----------      -----------      -----------      -----------
Income before Income Taxes and
  Extraordinary Item                          71,116           90,172          215,271          240,604
Income Tax Expense (Note 3)                   24,809           16,981           78,981           49,324
                                         -----------      -----------      -----------      -----------
Income before Extraordinary Item              46,307           73,191          136,290          191,280
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax (Note 4)                                                                            (5,758)
                                         -----------      -----------      -----------      -----------
Net Income                               $    46,307      $    73,191      $   136,290      $   185,522
                                         ===========      ===========      ===========      ===========

Comprehensive Income                     $    50,421      $    72,912      $   142,692      $   197,349
                                         ===========      ===========      ===========      ===========

EARNINGS PER COMMON SHARE

Basic:
Income before Extraordinary Item         $       .31      $       .49      $       .92      $      1.22
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax (Note 4)                                                                              (.04)
                                         -----------      -----------      -----------      -----------
Net Income                               $       .31      $       .49      $       .92      $      1.18
                                         ===========      ===========      ===========      ===========
Diluted:
Income before Extraordinary Item         $       .31      $       .49      $       .92      $      1.21
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax (Note 4)                                                                              (.04)
                                         -----------      -----------      -----------      -----------
Net Income                               $       .31      $       .49      $       .92      $      1.17
                                         ===========      ===========      ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                      Nine Months
                                                                  Ended September 30,
                                                                ------------------------
                                                                   2000          1999
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $ 136,290      $ 185,522
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation and amortization                                   86,461         85,714
   Deferred taxes                                                  24,548         22,803
   Plant consolidation charges                                     33,399
   Pension and postretirement benefits, net                         9,196         14,777
   Other, net                                                       5,488          9,950
(Increase) decrease in current assets:
   Receivables                                                    (10,556)       (18,683)
   Inventories                                                      9,461         20,953
   Prepaid expenses                                                 1,803            243
Increase (decrease) in current liabilities:
   Accounts payable                                                   765         16,345
   Compensation and employee benefits                             (14,811)         6,643
   Income taxes                                                    41,806         (5,850)
   Other accrued liabilities                                      (29,280)          (233)
Change in other noncurrent liabilities                            (27,204)       (21,430)
                                                                ---------      ---------
Net cash provided by operating activities                         267,366        316,754
                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                       (120,580)       (92,794)
Acquisitions                                                                      (2,727)
Proceeds from sales of assets                                         118             26
Purchases of held-to-maturity securities                                          (1,514)
Purchases of available-for-sale securities                         (4,557)        (4,561)
Proceeds from maturities of held-to-maturity
   securities                                                       2,524          4,185
Proceeds from sales or maturities of
   available-for-sale securities                                    4,794          5,160
Increase in other assets                                           (5,058)        (5,458)
                                                                ---------      ---------
Net cash used in investing activities                            (122,759)       (97,683)
                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Revolving credit facilities, net                                  (35,754)      (178,738)
Issuances of debt                                                     712        210,693
Payments on debt                                                   (2,311)       (48,851)
Dividends on common stock                                         (26,570)       (28,645)
Treasury and other stock transactions                               1,443       (162,143)
                                                                ---------      ---------
Net cash used in financing activities                             (62,480)      (207,684)
                                                                ---------      ---------

Effect of Exchange Rate Changes on Cash                            (2,638)           738
                                                                ---------      ---------
Net Increase in Cash and Equivalents                               79,489         12,125
Cash and Equivalents at Beginning of Period                        61,140         12,350
                                                                ---------      ---------
Cash and Equivalents at End of Period                           $ 140,629      $  24,475
                                                                =========      =========


See Notes to Condensed Consolidated Financial Statements.

                           JOHNS MANVILLE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The condensed consolidated financial statements of Johns Manville Corporation ("JM") as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The December 31, 1999 condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. JM has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding JM's accounting policies, operations and financial position is contained or incorporated in JM's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                            (Thousands of dollars)
                                      September 30,          December 31,
                                          2000                  1999
                                      -------------          ------------
Finished goods                             $ 96,599              $102,924
Raw materials and supplies                   35,673                44,874
Work-in-process                              15,092                12,542
                                           --------              --------
                                           $147,364              $160,340
                                           ========              ========


Note 2 - Plant Consolidation Charges

As part of an ongoing rationalization process which began in the second quarter of 2000, JM recorded pretax third quarter plant consolidation charges totaling $15.4 million. Of these charges, $8.1 million related to Insulation, $6.7 million related to Engineered Products and $0.6 million related to Roofing Systems. Plant consolidation charges in the Insulation segment resulted from the planned closure and sale of a manufacturing facility, which will be completed during 2001. Revenues are not expected to be materially impacted as production requirements from this facility will be fulfilled by other locations. Closure charges totaling $4.5 million include the separation of 206 hourly and 29 salaried employees, of which 75 and 160 are expected to occur in 2000 and 2001, respectively. Cash payments for the separations and other costs of $0.2 million, $3.8 million and $0.5 million are expected in 2000, 2001 and 2002, respectively. Related property, plant and equipment (having combined book values of $13.8 million) were written down $3.6 million pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of" ("SFAS No. 121"). These assets are accounted for as held for disposal; the related suspension of depreciation prior to disposal will not materially impact JM's reported results. Plant consolidation charges in Engineered Products resulted from re-engineering and streamlining certain manufacturing and administrative processes. These charges resulted primarily from planned European workforce reductions of 50 hourly and 22 salaried employees, for which separation and other payments totaling $0.6 million, $3.9 million and $0.5 million are expected to be made in 2000, 2001 and 2002, respectively. The remaining charges resulted from the write-off of $1.6 million of certain fixed assets, and related outside consulting and business design services incurred during the quarter. Plant consolidation charges in

Roofing Systems resulted from costs incurred during the third quarter related to the second quarter actions described below, with related cash payments expected during 2000.

During the second quarter of 2000, JM recorded $18.8 million of pretax plant consolidation charges, of which $18.4 million related to Roofing Systems and $0.4 million related to Engineered Products. Plant consolidation charges in Roofing Systems were due to the closure of four manufacturing facilities. The purpose of these closures is to increase productivity by eliminating certain operations and consolidating others into existing facilities. These charges included $16.9 million of noncash write-downs of related assets to net realizable values pursuant to SFAS No. 121. Of these asset write-downs, $10.6 million related to goodwill associated with a closed manufacturing facility acquired with a reinforced thermoplastic roofing systems business in 1998. This goodwill write-down resulted from evaluation of the diminished value of the related business after the facility's closure resulting from exiting a portion of the product line manufactured at this facility, and the inability to fully transfer production of the remaining products to other facilities. The remaining $6.3 million related to fixed and other assets (having combined book values of $11 million prior to write-down), net of anticipated future cash flows. The remaining charges of $1.5 million require cash outlays, the majority of which will be settled in 2000, including $1 million for the separation of 93 hourly and 28 salaried employees. Plant consolidation charges for Engineered Products related to outside consulting and business design services incurred during the second quarter.

Through the third quarter, $0.7 million in cash related to the second and third quarter closure costs for all of the actions described above has been paid, resulting in a remaining liability of $10.6 million at September 30, 2000.

Note 3 - Income Taxes

JM's year-to-date effective tax rates were approximately 37 percent in 2000 and 21 percent in 1999. JM receives a tax deduction and a related reduction in its effective tax rate for all payments JM makes to the Manville Personal Injury Settlement Trust (the "Trust") and for all proceeds the Trust receives from sales of its JM common stock at the time such payments or proceeds are transferred to a special designated settlement fund of the Trust or paid to claimants. JM benefited from such stock sale proceeds during 1999, and from dividends during both years.

Note 4 - Debt

In order to reduce the aggregate risk of higher interest expense caused by increases in interest rates on JM's variable interest rate debt, JM has entered into interest rate swaps with notional values totaling approximately $87 million. At September 30, 2000, the fair market value of these instruments reflected unrecognized gains of approximately $0.6 million.

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

Note 5 - Earnings Per Common Share and Equity

Basic and diluted earnings per common share amounts were determined using the reported net income and the following weighted average number of common shares:

                           Third Quarter                    First Nine Months
                       2000             1999               2000            1999
                    -----------     -----------        -----------     -----------
Basic               148,388,000     149,014,000        148,308,000     156,361,000
Diluted             149,185,000     150,219,000        148,899,000     157,959,000

The difference between the basic and diluted weighted average shares outstanding is due to stock options and deferred stock rights. JM paid regular quarterly dividends of $0.06 per common share totaling $8.9 million, and $0.18 per common share totaling $26.6 million, in the third quarter and first nine months of 2000, respectively. JM paid regular quarterly dividends of $0.06 per common share totaling $9.5 million, and $0.18 per common share totaling $28.6 million, for the third quarter and first nine months of 1999, respectively.

In July 1999, JM purchased 12.2 million shares of its common stock from the Trust at $13.675 per share. Accordingly, treasury stock, at cost, of $166.8 million was recorded in the third quarter of 1999.

Note 6 - Commitments and Contingencies

Contingent Product Liability

Between 1988 and 1992 JM manufactured phenolic roofing insulation which may, under certain circumstances, contribute to the corrosion of metal decks on which it is installed. Since 1993 JM has had a program to inspect such metal decks and remediate where appropriate. JM has accrued for expected costs relating to future inspections, remediation and anticipated claims. These accruals are based on JM's historical experience regarding the incidence of corrosion and the cost of remediation and include a number of assumptions related to the types and remaining expected lives of roofs on which phenolic insulation has been installed. At September 30, 2000 JM had accruals of $20.3 million in connection with these anticipated costs.

JM has entered into reimbursement agreements with JM's liability carriers and the former owner of the phenolic roofing insulation business, which provide for reimbursement of certain future costs related to phenolic roofing insulation to be incurred by JM. At September 30, 2000 JM had receivables of $26.3 million in connection with the expected reimbursement of incurred and anticipated costs.

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

Based on the information available to date and subject to the assumptions and agreements described above, JM does not believe that its costs associated with phenolic roofing insulation will have a material adverse effect on its financial condition, liquidity or results of operations.

Environmental Contingencies

At September 30, 2000, JM had remediation activities in progress at five sites, out of a total of 17 such sites, for which JM has identified environmental conditions requiring remediation. In addition, JM has been identified as a potentially responsible party at 13 sites JM did not own or operate under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 13 sites, JM's potential liability for 11 sites will be determined pursuant to the settlement agreement described in the following paragraph. Two of the sites may not be subject to the settlement agreement and, accordingly, JM could be jointly and severally liable for costs of remediating these sites.

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

As a result of factors such as changes in federal and state regulations, the application and effectiveness of remedial actions, the difficulty in assessing the extent of environmental contamination, and the allocation of costs among potentially responsible parties, actual costs to be incurred for environmental cleanup may vary from accrued amounts. Subject to the uncertainties inherent in evaluating environmental exposures, and based on information presently available, including JM's historical remediation experience, currently enacted environmental laws and regulations, and existing remediation technology, JM believes that if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on JM's financial condition, liquidity or results of operations.

Note 7 - Definitive Merger Agreement

As announced on June 23, 2000, JM has entered into a definitive merger agreement with an investor group led by affiliates of Hicks, Muse, Tate & Furst Incorporated and Bear Stearns Merchant Banking. JM also announced, on October 19, 2000, that it did not believe that the transaction would be completed on the terms contained in the previously announced definitive merger agreement with the investor group and that it was engaged in discussions with the investor group regarding possible changes in the transaction.

Note 8 - New Accounting Pronouncements

In July 2000, the FASB Emerging Issues Task Force reached a final consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus, effective October 1, 2000 for JM, requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. Although there will be reclassifications between net sales and cost of sales, JM does not believe the application of this consensus will have a material effect on its financial condition or results of operations.

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, along with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" issued in July 1999; and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" issued in June 2000, is effective for JM on January 1, 2001, and establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that JM recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, JM is currently reviewing this statement but cannot yet determine the effects, if any, adopting these statements will have on its financial condition presentation or results of operations.

Note 9 - Subsequent Events

In October 2000, the German government enacted a broad set of tax reforms which, among other things, reduced the "base" corporate tax rate to 25 percent from 30 percent, effective January 1, 2001 for calendar-year companies. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the effect of tax law and rate changes be recognized in the period in which they are enacted, not the period or periods in which they are effective. Therefore, JM will recognize a tax benefit from continuing operations during the fourth quarter related to the adjustment of deferred taxes to the new rate.

On November 1, 2000, JM announced that it had signed an agreement to sell its monofilament business to Teijin Limited. JM acquired this business, which has annual revenues of approximately $60 million, as part of the 1999 purchase of Hoechst's spunbond operations in the U.S. and Germany. Monofilament is used in the paper manufacturing business and in other industrial applications. Closing is expected to occur by the end of the year or early next year, subject to various conditions.

Note 10 - Business Segment Information

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

                                                         (Thousands of dollars)
                                                              Three Months
                                                           Ended September 30,
                                                      ----------------------------
                                                          2000             1999
                                                      -----------      -----------
NET SALES

Insulation                                            $   208,979      $   214,078
Roofing Systems                                           154,897          167,881
Engineered Products                                       183,981          199,537
Eliminations                                               (7,666)         (12,165)
                                                      -----------      -----------
                                                      $   540,191      $   569,331
                                                      ===========      ===========

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income from Operations:
   Insulation                                         $    36,832      $    52,172
   Roofing Systems                                         15,295           14,823
   Engineered Products                                     23,534           31,541
                                                      -----------      -----------
Income from Operations                                     75,661           98,536
Interest Income                                             2,279              707
Interest Expense                                            6,824            9,071
                                                      -----------      -----------
Income before Income Taxes and Extraordinary Item     $    71,116      $    90,172
                                                      ===========      ===========
                                                         (Thousands of dollars)
                                                               Nine Months
                                                           Ended September 30,
                                                      ----------------------------
                                                          2000             1999
                                                      -----------      -----------
NET SALES

Insulation                                            $   615,958      $   610,080
Roofing Systems                                           450,561          451,841
Engineered Products                                       572,249          594,664
Eliminations                                              (27,392)         (32,644)
                                                      -----------      -----------
                                                      $ 1,611,376      $ 1,623,941
                                                      ===========      ===========

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income from Operations:
   Insulation                                         $   124,795      $   135,815
   Roofing Systems                                         16,948           36,295
   Engineered Products                                     89,550           90,609
                                                      -----------      -----------
Income from Operations                                    231,293          262,719
Interest Income                                             5,442            1,871
Interest Expense                                           21,464           23,986
                                                      -----------      -----------
Income before Income Taxes and Extraordinary Item     $   215,271      $   240,604
                                                      ===========      ===========

Net sales included in Eliminations relate principally to intersegment sales from the Engineered Products segment to the Roofing Systems segment at prices approximating market.

ITEM 2.

                           JOHNS MANVILLE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales in the third quarter of 2000 decreased $29.1 million, or 5.1 percent, to $540.2 million from $569.3 million for the same period of 1999. Gross profit decreased $18.3 million to $147.3 million from $165.6 million. The gross profit margin for the third quarter of 2000 decreased to 27.3 percent compared with
29.1 percent for the same period of 1999 primarily due to lower selling prices in building insulation, and increased raw material and energy costs. Selling, general and administrative and research, development and engineering expenses, combined, decreased $7.7 million, or 13.1 percent, to $51.2 million in 2000, and were lower as a percentage of sales at 9.5 percent compared with 10.3 percent for 1999. This improvement was due primarily to cost control measures, and lower pension expenses. Other expense, net, for the third quarter of 2000 decreased $3.2 million to $5 million compared with $8.2 million for the same period of 1999, reflecting, in part, the reimbursement of escrowed funds related to a landfill site formerly used by JM. Including plant consolidation charges of $15.4 million discussed below, income from operations for the third quarter of 2000 decreased $22.8 million, or 23.2 percent, to $75.7 million compared with $98.5 million for the same period of 1999.

Net sales for the first nine months of 2000 decreased slightly to $1,611.4 million compared with $1,623.9 million for the same period of 1999. Gross profit decreased $22.4 million to $441 million from $463.4 million. The gross profit margin for the first nine months of 2000 decreased to 27.4 percent from 28.5 percent for 1999 primarily due to increased raw material and energy costs, slightly offset by improved pricing in Roofing Systems. Selling, general and administrative and research, development and engineering expenses, combined, decreased $20.1 million, or 11.2 percent, to $158.9 million in 2000, and were lower as a percentage of sales at 9.9 percent compared with 11 percent for 1999. This improvement was due primarily to cost control measures, and lower pension expenses. Other expense, net, for the first nine months of 2000 decreased $5.1 million to $16.5 million compared with $21.6 million for the same period of 1999 due primarily to a pension premium refund for certain foreign plans and the reimbursement of escrowed funds related to a landfill site formerly used by JM. Including plant consolidation charges of $34.2 million discussed below, income from operations for the first nine months of 2000 decreased $31.4 million, or 12 percent, to $231.3 million compared with $262.7 million for 1999.

Insulation Segment

Net sales decreased slightly to $209 million for the third quarter of 2000 from $214.1 million in 1999. Reduced selling prices in building insulation more than offset moderately improved volumes in building and commercial and industrial insulation. Including plant consolidation charges of $8.1 million discussed below, income from operations decreased $15.4 million, or 29.4 percent, to $36.8 million for the third quarter of 2000 from $52.2 million in 1999. Besides the plant consolidation charges, this decrease is largely due to higher energy, freight and raw materials costs which were slightly offset by improved productivity and reduced selling, general and administrative expenses.

For the first nine months of 2000, net sales increased slightly to $616 million from $610.1 million in 1999. Although a modest slow down in building activity during the first nine months of 2000 resulted in lower volumes and pricing in building insulation, this decline was more than offset by strong volumes in commercial and industrial insulation. Including plant consolidation charges of $8.1 million discussed below, income from operations decreased $11 million, or
8.1 percent, to $124.8 million for the first nine months of 2000 compared with $135.8 million in 1999. Besides the plant consolidation charges, this decrease was due to increased energy and other costs; partially offset by reduced selling, general and administrative expenses, and improved productivity.

Roofing Systems Segment

Net sales declined $13 million, or 7.7 percent, to $154.9 million for the third quarter of 2000 from $167.9 million for the third quarter of 1999. Price improvements for membranes and perlite board products were offset by softness in the commercial and industrial roofing markets. Income from operations for the third quarter of 2000 increased slightly to $15.3 million from $14.8 million for the same period of 1999. Pricing improvements and reduced selling, general and administrative, and other expenses, were partially offset by significantly higher costs for petroleum-based raw materials such as asphalt and vinyl in particular, and higher energy costs during the third quarter of 2000.

For the nine months ended September 30, 2000, net sales decreased slightly to $450.6 million compared with $451.8 million for the same period of 1999. Income from operations, which includes $19 million of plant consolidation charges, decreased $19.4 million, or 53.3 percent, to $16.9 million from $36.3 million for the same period of 1999. Despite the significant volume gains experienced late in the first quarter, softness in the commercial and industrial roofing markets since that time resulted in overall volume declines for 2000 compared with 1999. However, year-to-date 2000 price improvements for membranes and perlite board products partially offset these volume declines. This segment also experienced significantly higher costs for petroleum-based raw materials such as asphalt and vinyl in particular, and higher energy costs.

Engineered Products Segment

Net sales decreased $15.5 million, or 7.8 percent, to $184 million in the third quarter of 2000 compared with $199.5 million for 1999. Including plant consolidation charges of $6.7 million discussed below, income from operations decreased $8 million, or 25.4 percent, to $23.5 million compared with $31.5 million in 1999. Besides the plant consolidation charges, these declines were due to significantly higher raw material, particularly polymers, and energy costs; unfavorable currency translation impacts; and volume declines for the U.S. mats and fibers business partially offset by reduced selling, general and administrative and other costs. The impact of unfavorable currency exchanges resulted in an overall decline in reported European net sales and operating income of approximately $11 million and $3 million, respectively, while softness in the U.S. commercial and industrial roofing market led to reduced demand for U.S. mats and fibers products. Net sales in filtration for the third quarter of 2000 were essentially flat compared with 1999.

For the first nine months of 2000, net sales decreased $22.5 million, or 3.8 percent, to $572.2 million from $594.7 million primarily due to unfavorable currency translation impacts, partially offset by volume increases in most businesses. Income from operations, which includes $7.1 million of plant consolidation charges, decreased slightly to $89.6 million for 2000 compared with $90.6 million in 1999. Plant consolidation charges, higher raw material costs, especially polymers, and energy costs; offset volume increases in European mats and fibers and filtration product lines, increased productivity and reduced fixed and other costs. The European mats and fibers business generated strong volumes; however, unfavorable currency comparisons resulted in an overall decline in reported European net sales and operating income of approximately $29 million and $7 million, respectively. Net sales in U.S. mats and fibers declined during the first nine months as softness in the U.S. commercial and industrial roofing market offset strong first quarter demand in roofing mats, specialty mats and base fibers. Net sales for filtration increased slightly in 2000 compared with 1999 as volume improvements for microfibers were, for the most part, offset by competitive pricing pressures.

Plant Consolidation Charges

As part of an ongoing rationalization process which began in the second quarter of 2000, JM recorded pretax third quarter plant consolidation charges totaling $15.4 million. Of these charges, $8.1 million related to Insulation, $6.7 million related to Engineered Products and $0.6 million related to Roofing Systems. Plant consolidation charges in the Insulation segment resulted from the planned closure and sale of a manufacturing facility, which will be completed during 2001. Revenues are not expected to be materially impacted as production requirements from this facility will be fulfilled by other locations. Closure charges totaling $4.5 million include the separation of 206 hourly and 29 salaried employees, of which 75 and 160 are expected to occur in 2000 and 2001, respectively. Cash payments for the separations and other costs of $0.2 million, $3.8 million and $0.5 million are expected in 2000, 2001 and 2002, respectively. Related property, plant and equipment (having combined book values of $13.8 million) were written down $3.6 million pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of" ("SFAS No. 121"). These assets are accounted for as held for disposal; the related suspension of depreciation prior to disposal will not materially impact JM's reported results. Plant consolidation charges in Engineered Products resulted from re-engineering and streamlining certain manufacturing and administrative processes. These charges resulted primarily from planned European workforce reductions of 50 hourly and 22 salaried employees, for which separation and other payments totaling $0.6 million, $3.9 million and $0.5 million are expected to be made in 2000, 2001 and 2002, respectively. The remaining charges resulted from the write-off of $1.6 million of certain fixed assets, and related outside consulting and business design services incurred during the quarter. Plant consolidation charges in Roofing Systems resulted from costs incurred during the third quarter related to the second quarter actions described below, with related cash payments expected during 2000.

During the second quarter of 2000, JM recorded $18.8 million of pretax plant consolidation charges, of which $18.4 million related to Roofing Systems and $0.4 million related to Engineered Products. Plant consolidation charges in Roofing Systems were due to the closure of four manufacturing facilities. The purpose of these closures is to increase productivity by eliminating certain operations and consolidating others into existing facilities. These charges included $16.9 million of noncash write-downs of related assets to net realizable values pursuant to SFAS No. 121. Of these asset write-downs, $10.6 million related to goodwill associated with a closed manufacturing facility acquired with a reinforced thermoplastic roofing systems business in 1998. This goodwill write-down resulted from evaluation of the diminished value of the related business after the facility's closure resulting from exiting a portion of the product line manufactured at this facility, and the inability to fully transfer production of the remaining products to other facilities. The remaining $6.3 million related to fixed and other assets (having combined book values of $11 million prior to write-down), net of anticipated future cash flows. The remaining charges of $1.5 million require cash outlays, the majority of which will be settled in 2000, including $1 million for the separation of 93 hourly and 28 salaried employees. Plant consolidation charges for Engineered Products related to outside consulting and business design services incurred during the second quarter.

Through the third quarter, $0.7 million in cash related to the second and third quarter closure costs for all of the actions described above has been paid, resulting in a remaining liability of $10.6 million at September 30, 2000.

The actions described above, when combined and fully implemented, are expected to reduce JM's annual operating costs (primarily cost of sales) by approximately $27 million, without materially impacting JM's revenue. As part of its annual strategic planning process, JM evaluates its locations, operations and joint venture investments. As a result, during 2000 JM has initiated actions which have impacted continuing operations. During both the second and third quarters, JM has taken combined plant consolidation charges of $34.2 million. JM continues to review its locations, operations and joint venture investments as part of its 2000 strategic planning process.

Interest Expense, net

Interest expense, net of interest income, decreased $3.9 million, or 45.7 percent, to $4.5 million for the third quarter of 2000 compared with $8.4 million in 1999. Interest expense, net, decreased $6.1 million, or 27.6 percent, to $16 million for the first nine months of 2000 compared with $22.1 million for the same period of 1999. Interest expense, net, was lower in both periods due to higher levels of cash investments, higher average investment rates and lower debt balances, partially offset by higher average borrowing rates.

Income Taxes

JM's year-to-date effective tax rates were approximately 37 percent in 2000 and 21 percent in 1999. JM receives a tax deduction and a related reduction in its effective tax rate for all payments JM makes to the Manville Personal Injury Settlement Trust (the "Trust") and for all proceeds the Trust receives from sales of its JM common stock at the time such payments or proceeds are transferred to a special designated settlement fund of the Trust or paid to claimants. JM benefited from such stock sale proceeds during 1999, and from dividends during both years.

Extraordinary Loss on Early Extinguishment of Debt

On June 30, 1999, JM prepaid bonds payable to the Trust in the principal amount of $23.9 million, resulting in a loss on the early extinguishment of debt of $5.8 million ($0.04 per share), net of taxes of $3.6 million. These bonds consisted of a series of fixed payments totaling $75 million in each of 2013 and 2014, discounted at 13 percent.

Net Income

Due to the factors discussed above, JM's net income for the third quarter of 2000 was $46.3 million, or $0.31 per diluted share, compared with net income for the third quarter of 1999 of $73.2 million, or $0.49 per diluted share. Year-to-date net income for 2000 was $136.3 million, or $0.92 per diluted share compared with net income for the same period of 1999 of $185.5 million, or $1.17 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

JM's agreements with its lenders contain financial and general covenants. These include, among other things, limitations on borrowings, investments and asset dispositions, and maintenance of various financial ratios. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by JM and its subsidiaries. At September 30, 2000, JM was in compliance with these covenants.

At September 30, 2000, JM had net working capital of $201.3 million, including cash and marketable securities totaling $140.8 million. Total cash and marketable securities located outside the U.S. and Canada were approximately $16.5 million. At September 30, 2000, JM had approximately $509 million available under its $750 million unsecured multicurrency revolving credit facilities. JM's international subsidiaries had additional borrowing and working capital facilities totaling approximately $17.3 million, of which $9.7 million was available at September 30, 2000. These facilities are primarily unsecured, with the balance collateralized by certain international receivables.

Operating activities provided $267.4 million of cash during the first nine months of 2000. Operating activities for the same period of 1999 provided $316.8 million, including the premium on the prepayment of the bond payable to the Trust. Cash flows from operating activities are primarily influenced by selling prices, sales volume, raw material and energy costs, and working capital requirements. As discussed in "Results of Operations," selling price improvements for membranes and perlite board products, were slightly offset by lower selling prices for building insulation. However, a slowdown in U.S. building activity, including commercial and industrial roofing markets caused volumes to decline in the Insulation segment, U.S. mats and fibers and in the Roofing Systems segment. Continuing softness in U.S. construction markets, combined with higher costs for petroleum-based raw materials such as asphalt, vinyl and polymers; and higher energy costs may adversely affect JM's results of operations for the remainder of 2000 compared with results in comparable periods of 1999. Cash usages for working capital were significantly lower in 1999 due to high levels of demand in the Insulation segment and mats and fibers as these businesses operated at full capacity. Operating activities for the first nine months of 2000 reflected higher cash interest payments; higher spending for JM's reimbursable phenolic inspection and remediation program; and expected demolition spending on a previously closed facility; partially offset by lower 2000 income tax payments.

Investing activities for the nine months ended September 30, 2000 included $120.6 million for capital expenditures, principally to increase building insulation capacity and to complete a furnace rebuild for mats and fibers. Investing activities for the nine months ended September 30, 1999 included $92.8 million for capital expenditures, principally to increase building insulation capacity and to complete a furnace rebuild for mats and fibers. Estimated 2000 capital expenditures are approximately $160 million excluding acquisitions, of which approximately $80 million relate to capacity expansion projects. As of September 30, 2000, outstanding purchase commitments for capital projects totaled $26 million.

Financing activities for the first nine months of 2000 consisted of net repayments of debt totaling $38.1 million and issuances of debt totaling $0.7 million, resulting in a total debt balance at September 30, 2000 of $455 million compared with $513.2 million at December 31, 1999. In addition, JM paid dividends of $0.18 per common share totaling $26.6 million. JM's financing activities for the first nine months of 1999 reflected the issuance of $200 million of senior notes and repayments of debt totaling $227.6 million, including the prepayment of $23.9 million of the bond payable to the Trust discussed above. Proceeds from the senior notes were used to partially finance the purchase of JM common stock from the Trust, resulting in recognition of $166.8 million of treasury stock. JM also borrowed, and subsequently repaid, $11 million under foreign facilities in 1999. As a result, JM's total debt decreased to $561.4 million as of September 30, 1999 from $591.9 million at December 31, 1998. In addition, JM paid dividends of $0.18 per common share totaling $28.6 million, and received $4.6 million during the first nine months of 1999 from the exercise of stock options previously granted to employees.

Contingent Product Liability

Between 1988 and 1992 JM manufactured phenolic roofing insulation which may, under certain circumstances, contribute to the corrosion of metal decks on which it is installed. Since 1993 JM has had a program to inspect such metal decks and remediate where appropriate. JM has accrued for expected costs relating to future inspections, remediation and anticipated claims. These accruals are based on JM's historical experience regarding the incidence of corrosion and the cost of remediation and include a number of assumptions related to the types and remaining expected lives of roofs on which phenolic insulation has been installed. At September 30, 2000 JM had accruals of $20.3 million in connection with these anticipated costs.

JM has entered into reimbursement agreements with JM's liability carriers and the former owner of the phenolic roofing insulation business, which provide for reimbursement of certain future costs related to phenolic roofing insulation to be incurred by JM. At September 30, 2000 JM had receivables of $26.3 million in connection with the expected reimbursement of incurred and anticipated costs.

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

Based on the information available to date and subject to the assumptions and agreements described above, JM does not believe that its costs associated with phenolic roofing insulation will have a material adverse effect on its financial condition, liquidity or results of operations.

Environmental Contingencies

At September 30, 2000, JM had remediation activities in progress at five sites, out of a total of 17 such sites, for which JM has identified environmental conditions requiring remediation. In addition, JM has been identified as a potentially responsible party at 13 sites JM did not own or operate under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 13 sites, JM's potential liability for 11 sites will be determined pursuant to the settlement agreement described in the following paragraph. Two of the sites may not be subject to the settlement agreement and, accordingly, JM could be jointly and severally liable for costs of remediating these sites.

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

As a result of factors such as changes in federal and state regulations, the application and effectiveness of remedial actions, the difficulty in assessing the extent of environmental contamination, and the allocation of costs among potentially responsible parties, actual costs to be incurred for environmental cleanup may vary from accrued amounts. Subject to the uncertainties inherent in evaluating environmental exposures, and based on information presently available, including JM's historical remediation experience, currently enacted environmental laws and regulations, and existing remediation technology, JM believes that if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on JM's financial condition, liquidity or results of operations.


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

Definitive Merger Agreement

As announced on June 23, 2000, JM has entered into a definitive merger agreement with an investor group led by affiliates of Hicks, Muse, Tate & Furst Incorporated and Bear Stearns Merchant Banking. JM also announced, on October 19, 2000, that it did not believe that the transaction would be completed on the terms contained in the previously announced definitive merger agreement with the investor group and that it was engaged in discussions with the investor group regarding possible changes in the transaction.

The merger would result in the sale of substantially all of the Trust's investment in JM stock, generating significant U.S. federal and state tax benefit loss carryforwards for JM. If the merger is not consummated in 2000, and the Trust does not otherwise receive proceeds from its sales of JM stock or transfer amounts to a designated settlement fund, JM would be required to make substantial U.S. tax payments in the fourth quarter related to 2000. JM is currently exploring strategies to minimize these payments. These strategies include other transactions with the Trust, and could require significant cash outlays.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of JM contained in this report concerning matters that are not historical facts, including, without limitation:

     o   expected levels of capital spending,
     o expectations as to contingencies related to phenolic roofing insulation and environmental liabilities,
     o the expected future impacts of plant consolidation charges taken in the second and third quarters of 2000,
     o the impact of continuing softness in U.S. construction markets, combined with higher costs for petroleum-based raw materials and higher energy costs,
     o the impact of the corporate tax rate change in Germany on tax expense from continuing operations,
     o potential fourth quarter cash tax implications in the absence of completion of the definitive merger agreement this year, and
     o the ability to satisfy its debt service requirements, and ongoing capital spending,

constitute such forward-looking statements. See "Liquidity and Capital
Resources."

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ from those contemplated by the forward-looking statements, include, among others, the following:

     o   fluctuations in demand for JM's products generally;
     o the effect of overall capacity levels in the building products markets served by JM;
     o the cyclical nature of the building products industry, which is influenced by general economic conditions and other macroeconomic factors such as the general rate of inflation, interest rates, and employment rates that affect demand in residential, and commercial and industrial construction markets;
     o fluctuations in the cost of raw materials and energy sources used by JM;
     o   the occupational health and safety aspects of JM's products; and
     o   the financial condition of JM's customers.

Factors that could affect JM's expected levels of capital spending, ability to satisfy debt service requirements and ongoing capital spending, include, without limitation, the general factors noted above, the level of cash flow generated by JM and the ability of JM to otherwise fund such commitments.

JM's plant consolidation activities are also subject to the successful re-engineering and streamlining of manufacturing and administrative processes.

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

             Exhibit 27, Financial Data Schedule.

         (b) Form 8-K.

             None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JOHNS MANVILLE CORPORATION
                                        --------------------------------------
                                                    (Registrant)

Date:  November 13, 2000                By: /s/ Kenneth L. Jensen
                                           -----------------------------------
                                           Kenneth L. Jensen
                                           Senior Vice President and
                                           Chief Financial Officer

Date:  November 13, 2000                By: /s/ D. Dion Persson
                                           -----------------------------------
                                           D. Dion Persson
                                           Vice President, Assistant
                                           General Counsel and Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 27       Financial Data Schedule